Form 10-Q
period 1996-06-30
SILICON GAMING INC
filed 1996-08-14
CIK 1013170

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------
                                   FORM 10-Q

(MARK ONE)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM    TO


                        COMMISSION FILE NUMBER 0-28294


                              SILICON GAMING, INC.
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                               77-0357939
                 ----------                               ----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)              Identification Number)


                             2800 W. BAYSHORE ROAD
                             PALO ALTO, CA  94303
                    (Address of principal executive offices)

                           TELEPHONE: (415) 842-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes         No      X
                                   ---          ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        10,644,638 shares of Common Stock, $.001 par value, were outstanding as of July 31, 1996

================================================================================

                              SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1996


                                     INDEX

                                                                           PAGE
                                                                           ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements:

           Consolidated Balance Sheets -- December 31, 1995 and
              June 30, 1996                                                  3

           Consolidated Statements of Income -- Three Months and
              Six Months Ended September 30, 1995 and June 30, 1996
              and cumulative                                                 4

           Consolidated Statements of Cash Flows -- Six Months
              Ended September 30, 1995 and June 30, 1996
              and cumulative                                                 5

           Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities                                              11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signature                                                          12


                       PART I  --  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                  December 31,   June 30,
                                                      1995        1996
                                                   ---------   -----------
                                                                (unaudited)
 ASSETS
CURRENT ASSETS:
   Cash and equivalents..........................    $ 2,399      $ 11,031
   Prepaids and other............................        292           775
                                                     -------      --------
      Total current assets.......................      2,691        11,806

PROPERTY AND EQUIPMENT, NET......................        734         1,562
OTHER ASSETS, NET................................         61            52
                                                     -------      --------
                                                     $ 3,486      $ 13,420
                                                     =======      ========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Accounts payable..............................    $   365      $    948
   Payable to related party......................          5

   Accrued liabilities...........................        239           183
   Current portion of capital
      lease obligations..........................         55           171
                                                     -------      --------
      Total current liabilities..................        664         1,302
                                                     -------      --------

CAPITAL LEASE OBLIGATIONS........................        272           830
                                                     -------      --------


REDEEMABLE CONVERTIBLE PREFERRED STOCK--
   20,192,802 shares authorized; shares
     outstanding: December 31, 1995--
     8,534,997; June 30, 1996--11,676,997........      8,496        23,203
                                                     -------      --------

SHAREHOLDERS' DEFICIENCY:
   Common stock, $.001 par value; 16,666,667
     shares authorized; shares outstanding:
     December 31, 1995--2,737,989; June 30,
     1996--3,616,289.............................        109           274
   Notes receivable from shareholders............        (75)         (226)
   Deficit accumulated during the
     development stage...........................     (5,980)      (11,963)
                                                    --------       -------
     Total shareholders' deficiency..............     (5,946)      (11,915)
                                                     -------      --------
                                                     $ 3,486      $ 13,420
                                                     =======      ========



                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                                                                                   CUMULATIVE
                                                             THREE MONTHS                  SIX MONTHS                 FROM
                                                                 ENDED                        ENDED                 INCEPTION
                                                        ---------------------        -----------------------     (JULY 27, 1993)
                                                        SEPTEMBER     JUNE 30,       SEPTEMBER     JUNE 30,         THROUGH
                                                         30, 1995       1996         30, 1995        1996         JUNE 30, 1996
                                                        ----------   ---------       ---------     ---------      -------------
OPERATING EXPENSES:
   Research and development                                $  934       $2,680          $1,518        $4,245            $ 9,000
   Selling, general and administrative                        407        1,033             575         1,805              3,100
                                                           ------       ------          ------        ------            -------
   Loss from operations                                     1,341        3,713           2,093         6,050             12,100

   Interest income, net                                        20           66              38            67                137
                                                           ------       ------          ------        ------            -------
NET LOSS                                                   $1,321       $3,647          $2,055        $5,983            $11,963
                                                           ======       ======          ======        ======            =======

PRO FORMA NET LOSS PER SHARE                               $(0.16)      $(0.32)         $(0.26)       $(0.59)
                                                           ======       ======          ======        ======
PRO FORMA SHARES USED IN COMPUTATION                        8,230       11,516           8,056        10,222
                                                           ======       ======          ======        ======

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                                                       CUMULATIVE
                                                                                                                     FROM INCEPTION
                                                                                   SIX MONTHS ENDED                  (JULY 27, 1993)
                                                                          ----------------------------------             THROUGH
                                                                          SEPTEMBER 30, 1995    JUNE 30, 1996        JUNE 30, 1996
                                                                          ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss............................................................   $(2,056)             $(5,983)             $(11,963)
    Reconciliation to net cash used in operating activities:
      Depreciation and amortization.....................................        70                  230                   414
      Deferred rent.....................................................       ---                   66                    66
      Common and preferred stock issued for services....................                            263                   267
      Accrued interest exchanged for preferred stock....................       ---                  ---                    10
    Changes in assets and liabilities:
      Prepaids and other................................................       (19)                (482)                 (775)
      Other assets, net.................................................       (23)                   8                   (30)
      Accounts payable..................................................       362                  577                   948
      Accrued liabilities...............................................      (129)                 (57)                  183
                                                                           -------              -------              --------
         Net cash used in operating activities..........................    (1,795)              (5,378)              (10,880)
                                                                           -------              -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment...............................      (346)              (1,057)               (1,974)
                                                                           -------              -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of redeemable convertible preferred stock,
       net of issuance costs............................................     6,268               14,457                20,881
    Sale of common stock, net of notes receivable.......................         2                    2                     6
    Collection of note receivable.......................................        13                  ---                    13
    Proceeds from notes payable to shareholders.........................       500                  ---                 2,186
    Payment on notes payable to shareholders............................       ---                                       (136)
    Proceeds from sale/leaseback of property and equipment..............       ---                  667                 1,000
    Repayment of capital lease obligation...............................       ---                  (59)                  (65)
                                                                           -------              -------              --------
       Net cash provided by financing activities........................     6,783               15,067                23,885
                                                                           -------              -------              --------

NET INCREASE IN CASH AND EQUIVALENTS....................................     4,642                8,632                11,031
    Beginning of period.................................................       241                2,399                   ---
                                                                           -------              -------              --------
    End of period.......................................................   $ 4,883              $11,031              $ 11,031
                                                                           =======              =======              ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest............................   $   ---              $    26              $     26
                                                                           =======              =======              ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common and preferred stock for notes receivable.........   $   ---              $   151              $    234
                                                                           =======              =======              ========
    Cancellation of preferred stock and related notes receivable........   $    12              $   ---              $     12
                                                                           =======              =======              ========
    Conversion of note payable to shareholder to preferred stock........   $ 1,250              $   ---              $  2,050
                                                                           =======              =======              ========
    Issuance of common warrants.........................................   $   ---              $   ---              $     25
                                                                           =======              =======              ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION


          The accompanying balance sheet as of June 30, 1996, the statements of operations for the three- and six-month periods ended September 30, 1995 and June 30, 1996 and cumulative, and the statements of cash flows for the six months ended September 30, 1995 and June 30, 1996 and cumulative are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such date and for such periods. The unaudited three- and six-month information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.



2.   PRO FORMA NET LOSS PER SHARE


          In connection with the filing by the Company of a Registration Statement with the Securities and Exchange Commission for its initial public offering of Common Stock (Note 4), certain shares of Redeemable Convertible Preferred Stock will automatically convert into 3,528,349 shares of Common Stock. During the twelve-month period prior to the effectiveness of its Registration Statement (Note 4), the Company has sold Redeemable Convertible Preferred Stock and issued options and warrants to purchase Preferred and Common stock at prices less than the initial offering price. Accordingly, the Company has included pro forma net loss per share information as it believes this information is the most meaningful under the circumstances. Pro forma net loss per share is presented for each of the interim periods reported and is based on
(i) the weighted average number of shares of Common Stock outstanding; (ii) the weighted average number of shares of Redeemable Convertible Preferred Stock issued more than one year prior to the effective date on an as-converted basis and (iii) all Redeemable Convertible Preferred Stock issued, Common Stock issued and options and warrants to purchase shares of Common and Redeemable Convertible Preferred Stock granted during the twelve-month period preceding the effective date which, under the Rules and Regulations of the SEC, must be considered outstanding (using the treasury stock method at the initial offering price of $10.50) for all periods presented.


3.   SHAREHOLDERS' EQUITY


          During April 1996, holders of 1,998,332 Series A Redeemable Convertible Stock converted their shares into Series A1 Nonvoting Redeemable Convertible Preferred Stock, and holders of 4,386,141 Series B Redeemable Covertible Preferred Stock converted their shares into Series B1 Nonvoting Redeemable Covertible Preferred Stock.

          In May 1996, the Board of Directors of the Company approved an increase in the number of authorized shares of preferred stock to 20,417,802 and the designated number of shares of Series C Redeemable Convertible Preferred Stock to 3,225,000. During April and May 1996, the Company sold an additional 1,492,000 shares of Series C Redeemable Convertible Preferred Stock for cash consideration of $7,460,000, issued 50,000 shares of Series C Redeemable Convertible Preferred Stock for other consideration of $250,000 and incurred an additional $500,000 of issuance costs.

          On May 28, 1996, the Board of Directors adopted the following, which was approved by shareholders on June 12, 1996 and effected on July 25, 1996:

          . A two-for-three reverse split of the outstanding shares of common stock. All share and per share amounts in these financial statements have been adjusted to reflect this split.

          . An increase in the number of authorized shares of Common Stock to 50,000,000.

          . The authorization of 500,000 additional shares of preferred stock having such rights, preferences and privileges as may be determined from time to time by the Board of Directors, subject to the effectiveness of the Registration Statement described below.

          . An increase in the number of shares reserved under the 1994 Stock
            Option Plan to 2,866,667.

          . The 1996 Employee Stock Purchase Plan and reserved 300,000 shares of
            Common Stock for sale to employees at a price no less than 85% of the lower of fair market value at the beginning of the 24-month offering period or the end of each six-month purchase period.

          . The 1996 Outside Directors Stock Option Plan and reserved 200,000 shares of Common Stock for grants of options to each outside directors to purchase 15,000 shares of Common Stock at fair market value as of the grant date, as well as additional option grants for 5,000 shares to be issued in each subsequent year.


4.   SUBSEQUENT EVENTS

          On July 25, 1996, the Company effected a two-for-three reverse split of the outstanding shares of common stock. All share and per share amounts in these financial statements have been adjusted to reflect this split.

          On July 31, 1996, the Company effected an initial public offering in which it issued 3,500,000 shares of its Common Stock at $10.50 per share. Concurrent with the offering, all outstanding shares of Redeemable Convertible Preferred Stock, other than Series A1 and B1, were automatically converted into 3,528,349 shares of Common Stock. The number of authorized shares of Preferred Stock was reduced to 6,884,473 effective with this offering. At the closing of the offering on August 5, 1996, the Company received proceeds, net of underwriting discounts and offering expenses, of $32,928,000.

The pro forma effect of the above subsequent events at June 30, 1996 is as follows (in thousands):

                                           JUNE 30,     PRO FORMA     PRO FORMA
                                             1996      ADJUSTMENTS    BALANCES
                                           --------    -----------    ---------
Cash and equivalents                       $11,031    $ 32,928  (1)   $43,959

Redeemable convertible preferred stock      23,203     (16,748) (2)     6,455(3)

Common stock, net of notes receivable           48      32,298  (1)    49,094
                                                        16,748  (2)

Pro Forma Adjustments:
- ----------------------

(1)  To reflect the net proceeds of the Company's initial public offering.
(2)  To reflect the conversion of certain preferred stock to common stock.
(3) Reflects Series A1 and B1 Nonvoting Redeemable Convertible Preferred Stock (Note 3) which were not converted at the initial public offering's effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          THIS DISCUSSION INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

          The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Report and the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

          The Company was incorporated on July 27, 1993 to design, develop, manufacture, distribute, and market interactive gaming devices that implement advanced multimedia technologies using state-of-the-art off-the-shelf components. Since its formation, the Company has been in the development stage, and its principal activities have consisted of assembling a technical, marketing and executive staff, developing its gaming platform, raising capital, and initiating applications for regulatory approvals in Nevada and other jurisdictions to manufacture, distribute and sell its gaming devices. To date, the Company has generated no sales or other revenue and has had negative cash flow.

            Effective April 1, 1995, the Company changed its fiscal year end from March 31 to December 31.

          On July 31, 1996, the Company effected an initial public offering of its Common Stock which yielded net proceeds, after underwriting discounts and offering expenses, of $32,928,000. The proceeds from this offering will be used for the continued development, marketing, introduction and roll-out of the Company's gaming machine and for general corporate purposes. A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

          The Company expects its first commercial product to be approved for shipment in one or more jurisdictions in late 1996. Subject to such approval, the Company expects to commence production of commercial products and customer product evaluations in the fourth quarter of 1996, although the Company does not expect to generate revenue from such activities in 1996. As is industry practice, gaming devices are typically installed on a trial basis on casino floors for a period of 30 to 90 days before a sales decision is made by the customer. In 1997, the Company intends to transition from the development stage. Future revenue, profits, and cash flows will depend on market acceptance of the Company's products, the ability of such products to generate higher revenues for casinos as compared to competitive products, and the technical performance of the Company's products. Additionally, among other things, the Company must continue to attract, retain and motivate qualified personnel and meet all the initial and ongoing licensing requirements in key jurisdictions.


RESULTS OF OPERATIONS

          The Company is in the development stage and has not generated any revenue to date. As of June 30, 1996, the Company had net losses since inception of $11,963,000. To date, the Company has focused its resources on product development, including system hardware and software, and game concept development and software coding. The Company expects to complete development of the initial version of its gaming device and begin production in the fourth quarter of 1996. In addition to continuing and increasing expenditures in research and development, the Company will need to incur significant expenses and other costs associated with manufacturing. In 1996, units will be manufactured solely for testing and engineering, continued game development, licensing approval, regulatory field trials and customer evaluations. The Company does not expect any product sales in 1996 and therefore expects to generate no revenue in 1996 and only limited revenue in 1997. Moreover, the Company expects to incur substantial losses and negative cash flows at least through the second quarter of 1998.

          Amounts for the three- and six-month periods ended September 30, 1995 and June 30, 1996 may not be comparable due to the growth of the Company over the periods and the Company's change in fiscal year. The Company believes that operating expenses will increase in the future as it continues to develop its product and emerges from the development stage to begin commercial operations, including manufacturing, marketing and sales.

The Company's future results will depend on a number of factors, including, but not limited to, dependence upon a single product, risk of technical errors, uncertain market acceptance, regulatory approvals, risks associated with a development stage company, competition, management of growth, dependence on key personnel, limited protection of intellectual property rights and the risk of litigation, rapidly changing technology, ability to obtain capital resources, limited manufacturing experience, dependence on single-source suppliers, gaming industry trends, volatility of the Company's Common Stock and control by existing shareholders. As a result, the Company's operating results may fluctuate significantly, especially when measured on a quarterly basis. For further discussion of risk factors, this Report should be read in conjunction with the "Risk Factors" section in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.


  Research and Development
  ------------------------

          Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, prototype development expenses, overhead costs, equipment depreciation and supplies. To date, the Company has expensed all costs associated with the research, design and development of its products. R&D expenses were $934,000 and $2,680,000 for the quarters ended September 30, 1995 and June 30, 1996, respectively, and $1,518,000 and $4,245,000 for the six-month periods ended September 30, 1995 and June 30, 1996, respectively. Increases over the periods have resulted from the incremental hiring of personnel, increased usage of engineering consultants and fees to acquire outside technologies. The Company believes that a significant level of R&D expenses is required due to the technical nature of the product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and that these costs will continue to increase in absolute dollars in future periods.


  Selling, General and Administrative
  -----------------------------------

          Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, overhead costs, legal and associated costs, corporate and product licensing costs in various jurisdictions and fees for professional services. SG&A expenses were $407,000 and $1,033,000 for the quarters ended September 30, 1995 and June 30, 1996, respectively, and $575,000 and $1,805,000 for the six-month periods ended September 30, 1995 and June 30, 1996, respectively. Increases over the periods result from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions. SG&A expenses are expected to increase substantially in absolute dollars as the Company invests in sales and marketing activities to launch its products and in administrative personnel to support its growing infrastructure and comply with regulatory requirements.

  Income Taxes
  ------------

          The Company has had net losses since inception and therefore the income tax benefit has been offset by a valuation allowance. As of June 30, 1996, the Company had net operating loss carryforwards of approximately $11,800,000 for federal purposes and $1,700,000 for state purposes. These loss carryforwards will expire beginning in 2000, if not utilized. The Company also has R&D credit carryforwards of approximately $100,000 for federal purposes and $50,000 for state purposes as of June 30, 1996, which expire beginning in 2000. A valuation allowance has been recorded for these deferred tax assets as a result of uncertainties regarding the realization of these assets due to the lack of earnings history of the Company. Due to changes in ownership, as defined by Section 382 of the Internal Revenue Code, resulting from the sale of Series B and Series C Redeemable Preferred Stock and Common Stock in the Company's initial public offering, the annual deductibility of a substantial portion of the federal net operating loss and tax carryforwards will be limited.


LIQUIDITY AND CAPITAL RESOURCES

          From inception through June 30, 1996, the Company financed its operations primarily through the private placements of Redeemable Convertible Preferred Stock and loans from shareholders which were subsequently converted to Redeemable Convertible Preferred Stock. As of June 30, 1996, the amounts raised in the private placements of Redeemable Convertible Preferred Stock, net of issuance costs, totaled approximately $23,203,000. As of June 30, 1996, the Company had $11,031,000 of cash on hand to fund operations. In August 1996, the Company consummated an initial public offering of its Common Stock, through which it raised $32,928,000, net of underwriting discounts and issuance costs.

          During April and May 1996, the Company sold 1,492,000 shares of Series C Redeemable Convertible Preferred Stock for cash consideration of $7,460,000, issued 50,000 shares of Series C Redeemable Convertible Preferred Stock for other consideration of $250,000 and incurred issuance costs of $50,000.

          The Company's operating activities used cash of $1,795,000 and $5,378,000 for the six-months ended September 30, 1995 and June 30, 1996, respectively. Cash used in operating activities primarily reflected net losses, partially offset by depreciation and amortization, stock issued for services and changes to working capital.

          From inception through June 30, 1996, the Company has acquired a total of approximately $1,974,000 in fixed assets, primarily computer equipment. The Company has a $1,000,000 lease line to finance the acquisition of fixed assets, which has been fully drawn upon as of the date of this Report.

          The Company believes that its cash, including the proceeds from its initial public offering, is sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion through the middle of 1998.

                         PART II  --  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Inapplicable.

ITEM 2.   CHANGES IN SECURITIES

  In May 1996, the Company amended its Articles of Incorporation to increase the number of authorized Series C Redeemable Convertible Preferred Stock by 225,000 shares and to increase the number of authorized shares of Preferred Stock by 225,000 shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  In June 1996, the holders of 5,630,530 shares of the Company's Common Stock (as adjusted to reflect the subsequent two-for-three reverse stock split and the subsequent conversion of the Company's outstanding Series A, Series B and Series C Redeemable Convertible Preferred Stock into Common Stock) took the following action by written consent without a meeting:

  a.      Approval of a two-for-three reverse split of the Common Stock;

  b. Approval of the amendment and restatement of the Company's Articles of Incorporation to (i) increase the authorized number of shares of the Company's Common Stock from 16,666,667 shares to 50,000,000 shares and
          (ii) create and authorize a class of undesignated Preferred Stock, consisting of 500,000 shares, with the Board of Directors having authority to issue such Preferred Stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional or special rights and the qualifications, limitations or restrictions thereof;

  c. Approval of the amendment and restatement of the Company's 1994 Stock Option Plan to (i) increase the number of shares reserved for issuance thereunder by 810,000 shares, (ii) provide for automatic annual increases in the number of shares reserved for issuance thereunder equal to 4% of the Company's outstanding Common Stock at the end of each fiscal year, and (iii) make certain other modifications to the plan;

  d. Approval of the Company's 1996 Outside Directors Stock Option Plan and the reservation of 200,000 shares of the Company's Common Stock for issuance thereunder; and

  e. Approval of the Company's 1996 Employee Stock Purchase Plan and the reservation of 300,000 shares of the Company's Common Stock for issuance thereunder.

ITEM 5.   OTHER INFORMATION

  Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits.

                NUMBER            EXHIBIT DESCRIPTION
                ------            -------------------
                11.1              Statement Regarding Computation of Pro Forma
                                  Loss Per Share

                27                Financial Data Schedule

  (b)   Reports on Form 8-K.

                None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SILICON GAMING, INC.



                                 By /s/ Thomas E. Carlson
                                   -------------------------------------
                                   Thomas E. Carlson
                                   Vice President--Chief Financial Officer
                                   (Principal Financial and
                                   Chief Accounting Officer)



Date:  August 14, 1996