Form 10-Q
period 1996-09-30
SILICON GAMING INC
filed 1996-11-12
CIK 1013170

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-28294

                             SILICON GAMING, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                77-0357939
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                                       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                             2800 W. BAYSHORE ROAD
                              PALO ALTO, CA 94303
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           TELEPHONE: (415) 842-9000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  10,608,105 shares of Common Stock, $.001 par value, were outstanding as of
                               October 31, 1996.

This report, including exhibits, consists of 14 pages. The exhibit index begins on page 11.

                              SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets--December 31, 1995 and September 30,
         1996............................................................     3
         Consolidated Statements of Operations--Three Months and Nine
         Months Ended December 31, 1995 and September 30, 1996 and
         Cumulative......................................................     4
         Consolidated Statements of Cash Flows--Nine Months Ended
         December 31, 1995 and September 30, 1996 and Cumulative.........     5
         Notes to Consolidated Financial Statements......................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings...............................................    11
 Item 2. Changes in Securities...........................................    11
 Item 3. Defaults Upon Senior Securities.................................    11
 Item 4. Submission of Matters to a Vote of Security Holders.............    11
 Item 5. Other Information...............................................    11
 Item 6. Exhibits and Reports on Form 8-K................................    11
         Signature.......................................................    12

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1995         1996
                                                     ------------ -------------
                                                                   (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
  Cash and equivalents..............................   $ 2,399      $ 39,881
  Inventories.......................................       --            424
  Prepaids and other................................       292           546
                                                       -------      --------
    Total current assets............................     2,691        40,851
PROPERTY AND EQUIPMENT, NET.........................       734         1,811
OTHER ASSETS, NET...................................        61            55
                                                       -------      --------
                                                       $ 3,486      $ 42,717
                                                       =======      ========
 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable..................................   $   365      $    690
  Payable to related party..........................         5           --
  Accrued liabilities...............................       239           562
  Current portion of capital lease obligations......        55           184
                                                       -------      --------
    Total current liabilities.......................       664         1,436
                                                       -------      --------
DEFERRED RENT.......................................       --            100
                                                       -------      --------
CAPITAL LEASE OBLIGATIONS...........................       272           710
                                                       -------      --------
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473
 shares authorized at September 30, 1996; shares
 outstanding: December 31, 1995--8,534,997;
 September 30, 1996--6,384,473......................     8,496         6,455
                                                       -------      --------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common Stock, $.001 par value; 50,000,000 shares
   authorized; shares outstanding: December 31,
   1995--2,737,989; September 30, 1996--10,647,887..       109        49,910
  Notes receivable from shareholders................       (75)         (226)
  Deficit accumulated during the development stage..    (5,980)      (15,668)
                                                       -------      --------
    Total shareholders' equity (deficiency).........    (5,946)       34,016
                                                       -------      --------
                                                       $ 3,486      $ 42,717
                                                       =======      ========


                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  CUMULATIVE
                                                                                FROM INCEPTION
                                                                                  (JULY 27,
                              THREE MONTHS ENDED         NINE MONTHS ENDED          1993)
                          -------------------------- --------------------------    THROUGH
                          DECEMBER 31, SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30, SEPTEMBER 30,
                              1995         1996          1995         1996           1996
                          ------------ ------------- ------------ ------------- --------------
                          (UNAUDITED)   (UNAUDITED)                (UNAUDITED)   (UNAUDITED)
OPERATING EXPENSES:
  Research and
   development..........     $1,619       $2,873        $3,137       $ 7,118       $11,873
  Selling, general and
   administrative.......        347        1,157           922         2,963         4,258
                             ------       ------        ------       -------       -------
    Loss from
     operations.........      1,966        4,030         4,059        10,081        16,131
  Interest income, net..         48          325            85           393           463
                             ------       ------        ------       -------       -------
NET LOSS................     $1,918       $3,705        $3,974       $ 9,688       $15,668
                             ======       ======        ======       =======       =======
PRO FORMA NET LOSS PER
 SHARE..................     $(0.24)      $(0.35)       $(0.48)      $ (0.99)
                             ======       ======        ======       =======
PRO FORMA SHARES USED IN
 COMPUTATION............      8,136       10,510         8,292         9,821
                             ======       ======        ======       =======


                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  CUMULATIVE
                                       NINE MONTHS ENDED        FROM INCEPTION
                                   --------------------------  (JULY 27, 1993)
                                   DECEMBER 31, SEPTEMBER 30,      THROUGH
                                       1995         1996      SEPTEMBER 30, 1996
                                   ------------ ------------- ------------------
                                                 (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss.......................    $(3,974)      $(9,688)        $(15,668)
  Reconciliation to net cash used
   in operating activities:
   Depreciation and amortization.        136           400              584
   Deferred rent.................        --            100              100
   Common and preferred stock
    issued for services..........          4           261              265
   Accrued interest exchanged for
    preferred stock..............         10           --                10
  Changes in assets and
   liabilities:
   Inventories...................        --           (424)            (424)
   Prepaids and other............       (264)         (254)            (546)
   Other assets, net.............        (30)            6              (31)
   Accounts payable..............        328           325              690
   Accrued liabilities...........         59           318              562
                                     -------       -------         --------
   Net cash used in operating
    activities...................     (3,731)       (8,956)         (14,458)
                                     -------       -------         --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Acquisition of property and
   equipment.....................       (659)       (1,477)          (2,394)
                                     -------       -------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Sale of redeemable convertible
   preferred stock, net of
   issuance costs................      5,457        14,457           20,881
  Sale of common stock, net of
   notes receivable..............          2        32,891           32,895
  Collection of note receivable..         12           --                13
  Proceeds from notes payable to
   shareholders..................        750           --             2,186
  Payment on notes payable to
   shareholders..................        --            --              (136)
  Proceeds from sale/leaseback of
   property and equipment........        333           667            1,000
  Repayment of capital lease
   obligation....................         (6)         (100)            (106)
                                     -------       -------         --------
   Net cash provided by financing
    activities...................      6,548        47,915           56,733
                                     -------       -------         --------
NET INCREASE IN CASH AND
 EQUIVALENTS.....................      2,158        37,482           39,881
  Beginning of period............        241         2,399              --
                                     -------       -------         --------
  End of period..................    $ 2,399       $39,881         $ 39,881
                                     =======       =======         ========
SUPPLEMENTARY DISCLOSURES OF CASH
 FLOW
 INFORMATION:
  Cash paid during the period for
   interest......................    $    11       $    50         $     62
                                     =======       =======         ========
NONCASH INVESTING AND FINANCING
 ACTIVITIES:
  Issuance of common and
   preferred stock for notes
   receivable....................    $    75       $   151         $    234
                                     =======       =======         ========
  Cancellation of preferred stock
   and related notes receivable..    $    12       $   --          $     12
                                     =======       =======         ========
  Conversion of note payable to
   shareholder to preferred
   stock.........................    $ 2,050       $   --          $  2,050
                                     =======       =======         ========
  Issuance of common warrants....    $    25       $   --          $     25
                                     =======       =======         ========
  Conversion of preferred stock,
   net of issuance costs, to
   common stock on initial public
   offering......................    $   --        $16,748         $ 16,748
                                     =======       =======         ========

                 See notes to consolidated financial statements

                             SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying balance sheet as of September 30, 1996, the statements of operations for the three-month periods ended December 31, 1995 and September 30, 1996, the nine-months ended September 30, 1996 and cumulative, and the statements of cash flows for the nine months ended September 30, 1996 and cumulative are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such date and for such periods. The unaudited three- and nine-month information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

2. INVENTORIES

  The components of inventory consist of the following (in thousands):

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1995         1996
                                                      ------------ -------------
   Raw materials.....................................    $ --          $298
   Work-in-process...................................      --           126
                                                         -----         ----
                                                         $ --          $424
                                                         =====         ====

3. PRO FORMA NET LOSS PER SHARE

  In connection with the filing by the Company of a Registration Statement on Form S-1 with the Securities and Exchange Commission for its initial public offering of Common Stock (Note 4), certain shares of Redeemable Convertible Preferred Stock automatically converted into 3,528,349 shares of Common Stock. During the twelve-month period prior to the effectiveness of its Registration Statement (Note 4), the Company has sold Redeemable Convertible Preferred Stock and issued options and warrants to purchase Preferred and Common stock at prices less than the initial offering price. Accordingly, the Company has included pro forma net loss per share information as it believes this information is the most meaningful under the circumstances. Pro forma net loss per share is presented for each of the interim periods reported and is based on the weighted average number of shares of Common Stock outstanding; and, for the periods prior to the effective date of the offering, (i) the weighted average number of shares of Redeemable Convertible Preferred Stock issued more than one year prior to the effective date on an as-converted basis and (ii) all Redeemable Convertible Preferred Stock issued, Common Stock issued and options and warrants to purchase shares of Common and Redeemable Convertible Preferred Stock granted during the twelve-month period preceding the effective date which, under the Rules and Regulations of the SEC, must be considered outstanding (using the treasury stock method at the initial offering price of $10.50) for all periods presented.

                             SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. SHAREHOLDERS' EQUITY

  On July 25, 1996, the Company effected a two-for-three reverse split of the outstanding shares of common stock. All share and per share amounts in these financial statements have been adjusted to reflect this split.

  On July 31, 1996, the Company effected an initial public offering in which it issued 3,500,000 shares of its Common Stock at $10.50 per share. Concurrent with the offering, all outstanding shares of Redeemable Convertible Preferred Stock, other than Series A1 and B1 Preferred Stock, were automatically converted into 3,528,349 shares of Common Stock. The number of authorized shares of Preferred Stock was reduced to 6,884,473 effective with this offering. At the closing of the offering on August 5, 1996, the Company received proceeds, net of underwriting discounts and offering expenses, of $32,889,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  THIS DISCUSSION INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE REFERRED TO IN THE RISK FACTORS SECTION BELOW AND ELSEWHERE HEREIN AND CONTAINED IN THE COMPANY'S PREVIOUSLY FILED FORM 10 AND S-1 REGISTRATION STATEMENT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

  The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Report and the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

  The Company was incorporated on July 27, 1993 to design, develop, manufacture, distribute, and market interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. Since its formation, the Company has been in the development stage, and its principal activities have consisted of assembling a technical, marketing and executive staff, developing its gaming platform, raising capital, and initiating applications for regulatory approvals in Nevada and other jurisdictions to manufacture, distribute and sell its gaming devices. To date, the Company has generated no sales or other revenue and has had negative cash flow.

  Effective April 1, 1995, the Company changed its fiscal year end from March 31 to December 31.

  On July 31, 1996, the Company effected an initial public offering of its Common Stock which yielded net proceeds, after underwriting discounts and offering expenses, of $32,889,000. The proceeds from this offering will be used for the continued development, marketing, introduction and roll-out of the Company's gaming machine and for general corporate purposes. A portion of the proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.

  The Company expects its first commercial product to be approved for product field testing in the first quarter of 1997. The Company expects to commence production of commercial products in the fourth quarter of 1996. Following the completion of field testing, the Company expects to commence customer product evaluations late in the first quarter of 1997. As is industry practice, gaming devices are typically installed on a trial basis on casino floors for a period of 30 to 90 days before a sales decision is made by the customer. In 1997, the Company intends to transition from the development stage. Future revenue, profits, and cashflows will depend on market acceptance of the Company's products, the ability of such products to generate higher revenues for casinos as compared to competitive products and the technical performance of the Company's products. Additionally, among other things, the Company must continue to attract, retain and motivate qualified personnel and meet all the initial and ongoing licensing requirements in key jurisdictions.

RESULTS OF OPERATIONS

  The Company is in the development stage and has not generated any revenue to date. As of September 30, 1996, the Company had net losses since inception of $15,668,000. To date, the Company has focused its resources on product development, including system hardware and software, and game concept development and software coding. Additionally, the Company has commenced building its sales, marketing and manufacturing capabilities to support the 1997 introduction of its product. The Company expects to complete development of the initial version of its gaming device and begin production in the fourth quarter of 1996. In addition to continuing and increasing expenditures in research and development, the Company will need to incur significant expenses and other costs associated with manufacturing. During the remainder of 1996, units will be manufactured solely for testing and engineering, continued game development, licensing approval, regulatory field trials and customer evaluations. The Company does not expect any product sales in 1996 and therefore expects to generate no revenue in 1996 and only limited revenue in 1997. Moreover, the Company expects to incur substantial losses and negative cash flows at least through the second quarter of 1998.

  Amounts for the three- and nine-month periods ended December 31, 1995 and September 30, 1996 may not be comparable due to the growth of the Company over the periods and the Company's change in fiscal year. The Company believes that operating expenses will increase in the future as it continues to develop its product and emerges from the development stage to begin commercial operations, including manufacturing, marketing and sales.

 Research and Development

  Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, prototype development expenses, overhead costs, equipment depreciation and supplies. To date, the Company has expensed all costs associated with the research, design and development of its products. R&D expenses were $1,619,000 and $2,873,000 for the quarters ended December 31, 1995 and September 30, 1996, respectively, and $3,137,000 and $7,118,000 for the nine-month periods ended December 31, 1995 and September 30, 1996, respectively. Increases over the periods result from the incremental hiring of personnel, increased usage of engineering consultants and fees to acquire outside technologies. The Company believes that a significant level of R&D expenses is required due to the technical nature of the product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and that these costs will continue to increase in absolute dollars in future periods.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, overhead costs, legal and associated costs, corporate and product licensing costs in various jurisdictions and fees for professional services. SG&A expenses were $347,000 and $1,157,000 for the quarters ended December 31, 1995 and September 30, 1996, respectively, and $922,000 and $2,963,000 for the nine-month periods ended December 31, 1995 and September 30, 1996, respectively. Increases over the periods result from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions. SG&A expenses are expected to increase substantially in absolute dollars in future periods as the Company invests in sales and marketing activities to launch its products and in administrative personnel to support its growing infrastructure and comply with regulatory requirements.

 Income Taxes

  The Company has had net losses since inception and therefore the income tax benefit is the result of its loss and credit carryforwards. A valuation allowance has been recorded for any deferred tax assets due to uncertainties regarding the realization of these assets resulting from the lack of earnings history of the Company. Due to changes in ownership, as defined by Section 382 of the Internal Revenue Code, resulting from the sale of Series B and Series C Redeemable Convertible Preferred Stock and Common Stock in the Company's initial public offering, the annual deductibility of a substantial portion of the federal net operating loss and tax carryforwards may be limited.

LIQUIDITY AND CAPITAL RESOURCES

  From inception to the time of the Company's initial public offering, the Company financed its operations primarily through the private placements of Redeemable Convertible Preferred Stock and loans from shareholders which were subsequently converted to Redeemable Convertible Preferred Stock. As of September 30, 1996, the amounts raised in the private placements of Redeemable Convertible Preferred Stock, net of issuance costs, totaled approximately $23,203,000. In August 1996, the Company consummated an initial public offering of its Common Stock, through which it raised $32,889,000, net of underwriting discounts and issuance costs. As of September 30, 1996, the Company had $39,881,000 in cash on hand to fund operations.

  The Company's operating activities used cash of $3,731,000 and $8,956,000 for the nine months ended December 31, 1995 and September 30, 1996, respectively. Cash used in operating activities primarily reflected net losses, partially offset by depreciation and amortization, stock issued for services and changes to working capital.

  From inception through September 30, 1996, the Company has acquired a total of approximately $2,394,000 in fixed assets, primarily computer equipment. The Company has a $1,000,000 lease line to finance the acquisition of fixed assets, which has been fully drawn upon as of the date of this Report.

  The Company believes that its cash, including the proceeds from its initial public offering, is sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion through the middle of 1998.

RISK FACTORS

  The Company's success depends on the success of a single product. The Company's product, while in the final stages of development, has not been licensed for manufacture, distribution or sale in any jurisdiction nor has it been beta tested since such testing requires prior regulatory approval in the test jurisdiction. Accordingly, there can be no assurance that production delays will not result from unknown technical difficulties or delays in the regulatory approval process. Furthermore, no assurance can be given regarding the Company's commercial success because the gaming platform must receive acceptance from both casino operators and, ultimately, gaming patrons.

  The Company operates in a highly regulated industry which requires licensing and approvals for the Company and its products in all jurisdictions in which it intends to distribute its products. These licensing and approval processes can involve extensive investigations into the Company, its products, officers, directors, employees and principal shareholders. Such processes can require significant expenditures of time and resources by the Company and are subject to the interpretation of regulations and technical standards by the officials in each jurisdiction. While the Company has received approvals to manufacture and distribute gaming machines in Nevada and Mississippi, has applied for the requisite corporate and individual approvals in Missouri and Colorado and has submitted its product for approval in Nevada and Missouri, the Company can give no assurances that it will receive the applied for licenses and approvals nor can it predict the nature and impact of potential regulatory changes which may occur in the future.

  In addition to the aforementioned risks, the Company also faces the risks associated with a development stage company, intense competition from established companies with greater resources, the management of growth, dependence on key personnel, limited protection of intellectual property rights and the risk of litigation, rapidly changing technology, the ability to obtain additional capital resources, limited manufacturing experience, dependence on single-source suppliers and a slowing in the trend to legalize gaming. As a result, the Company's operating results may fluctuate significantly, especially when measured on a quarterly basis.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Inapplicable.

ITEM 2. CHANGES IN SECURITIES

  In July 1996, the Company effected a two-for-three reverse split of the outstanding shares of common stock.

  In July 1996, the Company effected an initial public offering in which it issued 3,500,000 shares of its Common Stock at $10.50 per share. Upon the closing of the offering on August 5, 1996, all outstanding shares of Redeemable Convertible Preferred Stock, other than the Series A1 and B1 Preferred Stock, were automatically converted into 3,528,349 shares of Common Stock.

  In August 1996, following the closing of its initial public offering, the Company amended its Articles of Incorporation (i) to reduce the number of authorized shares of Preferred Stock to 6,884,473, which eliminated the shares of Preferred Stock that had been converted to Common Stock as of such closing and added 500,000 shares of undesignated Preferred Stock whose rights and preferences may be fixed by the Board of Directors, and (ii) to eliminate cumulative voting in the elections of directors, effective at such time as the Company has at least 800 shareholders as of the record date for its annual meeting of shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable.

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

                                          Silicon Gaming, Inc.

                                                   /s/ Thomas E. Carlson
                                          By __________________________________
                                            THOMAS E. CARLSON VICE PRESIDENT--
                                            CHIEF FINANCIAL OFFICER (PRINCIPAL
                                              FINANCIAL AND CHIEF ACCOUNTING
                                                         OFFICER)

Date: November 12, 1996