Form 10-K405
period 1996-12-31
SILICON GAMING INC
filed 1997-03-28
CIK 1013170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K
                                   Mark one

[X]Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1996

[_]Transition Report Pursuant to Section 13 or 15 (d) of the Securities
   Exchange Act of 1934
  For the transition period from         to

COMMISSION FILE NUMBER: 000-28294

                             SILICON GAMING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      77-0357939
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     (Identification No.)

                  2800 W. BAYSHORE ROAD, PALO ALTO, CA 94303
          (Address of principal executive offices including Zip Code)

                                (415) 842-9000
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
               --------------                    -----------------------------------------
                    None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, $.001 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the registrant's Common Stock held by non-affiliates as of February 28, 1997: $130,407,631

Number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 28, 1997: 10,672,210

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1996 Annual Report for the year ended December 31, 1996, are incorporated by reference into Parts II and IV of this Form 10-
K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 20, 1997, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1: BUSINESS

  Silicon Gaming, Inc. ("SGI" or the "Company") is engaged in the design and development of what it believes will be the next generation of interactive slot machines for use in casinos and other gaming establishments. The Company's product combines an advanced multimedia gaming platform with software-based games that the Company believes will be more engaging and entertaining than other gaming devices currently available and will, as a result, generate increased gaming revenue per device ("win per machine") for the casino operator. On March 20, 1997, the Company's product was granted final approval by the Nevada Gaming Commission, thereby allowing the Company to ship its first product for commercial trial. As of December 31, 1996, the Company had received nonbinding commitments to install and evaluate its gaming platform from Bally's Las Vegas, Bally's Park Place Casino, Boulder Station Hotel and Casino, Caesars Palace Las Vegas, California Hotel & Casino, Circus Circus Hotel & Casino, Excalibur Hotel Casino, the Flamingo Hilton, Grand Casino Biloxi, Grand Casino Gulfport, Grand Casino Tunica, Hard Rock Hotel & Casino, Harrah's Las Vegas, ITT Sheraton Desert Inn, ITT Sheraton Tunica, Las Vegas Hilton, Luxor Hotel Casino, MGM Grand Hotel/Casino, New York-New York Hotel/Casino, Palace Station Hotel & Casino, Stardust Resort & Casino, Station Casino Kansas City, St. Charles Riverfront Station, Stratosphere Hotel & Casino, Texas Station and Treasure Island, each of which has agreed to install and evaluate from 8 to 40 of the Company's machines. Collectively, these casinos have agreed to install over 500 units. During the first quarter of 1997, the Company commenced installations of its product in certain Las Vegas casinos.

  The Company's gaming platform features high resolution video presented across the full surface of a large touchscreen display. The games feature high quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The Company is attempting to maximize the entertainment value offered on the two-dimensional surface of the video screen by providing multiple levels of achievement within select games, so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. Utilizing these features, SGI believes that its product will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. In addition, the Company has designed its machines with a number of features, such as play stoppage entertainment(TM), modular components and the Company's Machine Management System(TM) software, which provides casino operators streamlined access to the advanced diagnostic, configuration, and accounting capabilities of the machine.

INDUSTRY BACKGROUND

  The U.S. gaming machine market is currently dominated by reel-based slot machines, which were broadly introduced in the 1960s, when the free-spinning reel was made possible by advances in electro-mechanical circuitry. The free-spinning reel enabled manufacturers to create different versions of the same product by varying such things as the number of reels, the number of stops on each reel and the number and variety of payoff combinations. The 1980s saw the introduction of virtual reel "stepper" technology which allowed for a greater number of stops, or outcomes, on a reel, enabling casino operators to offer larger jackpots due to the lower likelihood of their being hit. Another significant development was the installation of electronic memory in machines, allowing players to keep an "account" of credits on the machine consisting of the initial amount inserted plus winnings minus losses. Since the player did not have to reinsert coins for every pull of the handle, the number of pulls per hour was increased significantly, and players tended to rewager much of the amounts won, raising the total win per machine. Except for the addition of features such as bill acceptors and player tracking systems, the technology employed by slot machines in the 1970s and 1980s still predominates in current-generation machines.

  In the 1980s, hardware and software advances allowed for application of video graphics to gaming devices. Using these techniques, International Game Technology ("IGT") was the first company to introduce video poker. Video poker offers slot players two important advantages. First, the game is interactive, since the player has to decide which cards to hold or discard during the hand. This feature allows the outcome to be influenced somewhat by the player, an attribute unavailable on reel-based machines. Second, the use of a video screen allows machine manufacturers to develop more interesting and attractive graphics than are available on reel-based slot machines. Recently, Bally Gaming International, Inc. ("Bally Gaming") expanded the capabilities of video-based devices when it introduced GameMaker, a popular video-based machine which offers the player a choice of up to ten different games on a single machine. The Company believes that the popularity of video poker and multi-game machines suggests that customers may be receptive to a more complex and interactive slot experience.

  In the late 1980s, a category of slot machine games called "progressives" was introduced and became very popular. The progressive configuration generally consists of traditional reel-based machines linked together by a computer network that allows them to share a common jackpot which is usually much larger than the jackpot that a single, unlinked machine could support. Progressive jackpots are usually several million dollars, and have occasionally exceeded $10 million. Progressives may be linked locally within a bank of a few machines, across an entire casino, or across an entire state. IGT is the dominant competitor in the progressives market.

  According to industry sources, casino gaming revenue in the United States in 1991, 1992, 1993, 1994 and 1995 were approximately $9.0 billion, $9.9 billion, $12.6 billion, $14.0 billion and $18.0 billion, respectively, and continued growth was forecasted for 1996 and 1997. Slot machines, video gaming machines and similar devices are the dominant source of gaming revenue for casino operators in most U.S. markets. Slot revenue as a percentage of total gaming revenue in 1996 was 63% in Nevada and 69% in Atlantic City. Jurisdictions where gaming has recently been legalized have reported similar statistics. For example, in 1996, slot machines accounted for 69% of casino revenue in Illinois and 62% in Louisiana. In addition to constituting the largest portion of gaming revenue, slot revenue is more profitable than table games for casino operators, since slot machines require much lower labor costs.

  All casino games offer the same underlying proposition: the opportunity to win money in varying amounts and with varying frequency, but with the statistical certainty of losing money to the casino operator over an extended period of time. With slot machines, the prospect of winning can be varied across the spectrum from many small jackpots won frequently to one very large jackpot won very rarely. Players' risk/reward appetites will determine what type of machine they will want to play, and the nature of the payoffs can be deduced from the "pay table," a chart that graphically shows how much can be won based on various outcomes and various amounts of money wagered. Notwithstanding the differences in jackpot frequency and size, however, all slot machines retain a net amount of the money wagered through them over time. This amount is referred to as the "hold" and is generally expressed as a percentage of the amount of money inserted into the machine, which is called the "handle." The hold percentage in any given machine is preset by the manufacturer based on specifications from the casino, subject to legal parameters in some jurisdictions, and may differ from machine to machine on a casino floor.

  The Company believes that slot machines offer their owners an attractive return on investment. In January 1996, the average win per machine per day, defined as the average amount of money inserted into the machine less the average jackpot payoffs, on the Las Vegas Strip was $101. A new slot machine from a major manufacturer, equipped with player tracking and slot accounting software, costs approximately $8,000 and generally has a useful life exceeding five years. At this price, a new slot machine earning the Las Vegas Strip average would recoup its purchase price in 80 days. While certain markets have lower average wins per day than the Las Vegas Strip, many other markets have win per day figures that are significantly higher. For example, in January 1996, the Trump Taj Mahal casino in Atlantic City reported win per machine per day of $151, Foxwoods Hotel and Casino in Ledyard, Connecticut reported win per machine per day of $359, and Harrah's riverboat casino in Joliet, Illinois reported win per machine per day of $411.

  Because of the importance of slot win to casino operators and the high returns available from an investment in slot machines, the Company believes that casino operators are willing to try new slot machine products that offer the prospect of higher win per machine per day. At the same time, operators are motivated to remove any machines that are performing significantly below expectations. SGI believes that its machines will generate win per machine per day that will exceed that of the average installed machine, and therefore, it believes that it will be able to penetrate the market, generate orders for its machines and maintain a share of casino floor space. However, the tastes and playing styles of slot players are difficult to predict with certainty, and there can be no assurance that SGI's machines will outperform competing machines in win per machine per day.

  Growth in demand for slot machines has historically been driven by the opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized. However, in recent years, the legalization of gaming in new jurisdictions has been significantly reduced; therefore, demand based on new openings will be largely limited to new projects in existing markets. Several new projects are under construction or have been announced in Las Vegas, Atlantic City, on the Gulf Coast and in the Midwest.

  While the physical useful life of a slot machine can be up to a decade or more, casino operators have tended to replace machines on a cycle closer to every five years. Also, the development of certain new features which offer the prospect of significantly increased slot earnings, such as the advent of bill acceptors in the 1990s, can encourage operators to replace machines even more rapidly.

  Because of the slowing in demand from new casino projects, and because the large number of machines installed during the high growth period of the early 1990's will soon be reaching their normal replacement time, the Company believes that the new slot machine sales in the replacement category will surpass gaming machine sales for new installations in the near future. The Company believes that it will more easily penetrate the replacement segment of the slot machine market than the market for new installations, since the operators of a newly-opened casino may be less likely to risk overall success on the trial of a relatively unproven product.

  The market for slot machines outside of North America is relatively small, with the exception of Australia, and is generally difficult to forecast. In addition, international markets have often served as an outlet for used machines. While SGI intends to take advantage of certain opportunities in international markets, the Company intends to pursue these markets only after successfully establishing its market position in North America.

SGI PARADIGM

  The Company believes it has identified an underlying structure to the typical slot play session, consisting of four distinct phases: initial attraction; initial play; extended play; and completion. During each of these phases, certain factors determine whether the player advances from one phase to the next. SGI has sought to understand these four phases so that (1) it can maximize the likelihood that a slot customer will play its machine, (2) once playing, the player will stay at the machine for a long period of time, and
(3) the player will return frequently to play the same or similar SGI machines.

    Initial Attraction. The Company believes that the factors that determine whether a customer will initiate play include the machine's visual appeal, the payout structure, promotional graphics and other external attributes that convey the impression that the machine would be entertaining to play.

    Initial Play. Once play commences, the customer makes an initial decision about whether to continue. The Company believes that factors affecting this decision include whether the game meets the customer's entertainment expectations, conforms to his or her payout expectations, is easy to understand and play, and is relatively trouble-free.

    Extended Play. Extended play occurs when the player has become fully engaged in the entertainment experience provided by the game. Because extended play eliminates idle machine time, this phase is strongly desired by casino operators. Once the player commits to extended play, any interruption in play, such as a fill, malfunction or reset for change service, becomes an excuse to end the session.

    Completion. Completion is the final phase of the play session and can occur, for example, when the customer runs out of money, runs out of time, or achieves a targeted jackpot level. One of the Company's goals in designing its gaming platform is to increase the likelihood that the player will leave the completion phase with the desire to play the same machine at a later time based on a number of factors, including winnings and entertainment value.

PRODUCT

  The Company has developed a product it believes represents the next generation of interactive gaming devices for use in casinos and other gaming establishments in the United States and worldwide. The Company's product utilizes multimedia technologies to present casino games that it believes will be more engaging and entertaining than other gaming devices currently available. The Company's games feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high quality animation, video clips, digital sound and a level of game attractiveness and interaction that the Company believes is unavailable from and unachievable by current-generation slot machines. Unlike traditional "hardware-dominant" slot machines, the principal features of each of SGI's proprietary games are software based, allowing SGI and its customers to adapt their game offerings to evolving technologies and changing consumer tastes without structural change to, or replacement of, the gaming platform.

 Platform, Hardware and Other Physical Attributes

  SGI's gaming platform is designed to resemble a traditional slot machine in many respects. The machine occupies the same footprint as a traditional slot machine and is of roughly the same general size and shape, enabling casino operators to replace traditional slot machines with SGI's machines without any reconfiguration of the casino floor. The most distinctive attribute of the product is its vertically-oriented, 26-inch-diagonal touchscreen video monitor. A player's sense of interactivity is heightened by the ability to make all the required decisions on the screen, within the game itself. For players who are uncomfortable or unfamiliar with touchscreen devices, however, all of the traditional slot machine controls have been included as well. Thus, a player can control the game by using the touchscreen, by pushing a series of buttons similar to those found on current slot or video poker machines, or by pulling a handle as on traditional slot machines. Coin handling mechanisms, bill acceptors, card readers and other devices related to cash deposit, credit and win payout are similar to those used in current gaming machines. The music, voice and other audible features of the Company's games are played on a digital sound system.

  The principal electronic hardware used in SGI's gaming platform consists of high-end multimedia and personal computer ("PC") components. The central processing unit is an Intel 133-MHz Pentium chip. This processor is accompanied by a variety of video and auxiliary controllers, some of which have been developed exclusively for use with the Company's product. To achieve optimal multimedia performance from the system, the Company's machine uses 64 megabytes of random access memory. Storage for the vast array of audio and visual media elements of the games, as well as the product software itself, is provided by a high-capacity 4 gigabyte hard disk drive. These components are connected internally by a high-speed PCI bus. SGI's reliance on sophisticated full-motion video and high-quality audio presentations requires the use of state-of-the-art technology, and SGI expects to upgrade the performance of its platform periodically as higher-performance components become available. SGI machines are intended to be easily reconfigurable in the field through the replacement of hardware components such as computer motherboards and video and auxiliary controllers, allowing casino operators to upgrade hardware in a cost effective manner.

  The Company's gaming platform is assembled almost entirely from off-the-shelf hardware, which the Company anticipates will reduce the chance of a parts shortage and will enable the Company to continue to manufacture its devices using state-of-the-art components as PC and multimedia technologies advance. There can be no assurance, however, that the Company will continue to enjoy a reliable supply of hardware components. Moreover, certain components such as the touchscreen display and monitor are manufactured by single sources and may be particularly susceptible to interruptions in supply. Although SGI does develop proprietary components in order to meet certain specialized requirements of its platform, the Company intends to primarily use commercially available computer hardware components as a regular part of its product development process.

  SGI's machines have been designed to accept future hardware upgrades that will take advantage of networking capabilities. When networked, two or more machines can be linked, facilitating activities such as group play, tournaments and progressives. For example, a particular group of platforms can be configured to announce to players that a tournament will begin at a particular time and allow each player the option to participate. Similarly, platforms can be configured so that when one machine hits a jackpot, a player at another machine can win a bonus award; the two affected platforms then display a coordinated audio/video simulation of a coin flying out of one tray and into the other. The Company believes that features of this kind will promote interaction among players at adjacent platforms and thereby maintain player interest for longer periods of time.

  SGI has incorporated numerous features into its gaming platform that are designed both to attract the player and to maintain his or her interest over an extended period of time. For example, SGI's gaming platform can be programmed to allow for a free spin following a specified number of unsuccessful attempts in order to ensure a minimum level of reward to the player. Similarly, SGI's machines are capable of running promotional or entertainment video programs during play stoppages such as those caused by a hopper refill, malfunction or request for change. These features have been designed to reduce the likelihood that a player will leave the machine during a play stoppage event. These features may also provide an additional revenue or promotional source to the operator by providing a medium for commercial messages.

  SGI's gaming platform employs modular construction at almost every level, facilitating upgrades and minimizing machine down-time. Such modularity permits the rapid exchange of components for upgrades or to replace defective parts. Using SGI's proprietary Machine Management System, casino personnel can run a variety of diagnostic programs or review detailed performance data directly from the gaming platform itself. In the case of a malfunctioning component, a casino technician can quickly restore play simply by swapping out the failed component with a new one. The modularity of SGI's platform will also facilitate upgrades of hardware components such as card readers and bill validators as new components become available. The Company believes that these features may allow casino operators to reduce platform down-time and shorten the time required to fix any malfunction, thereby increasing the time the platform is available for play and reducing the risk that a player will elect to terminate a gaming session as a result of play stoppage.

  To address the desire of slot machine operators to respond efficiently to service calls that cause stoppages in play, SGI's slot machine incorporates what SGI believes to be a significant improvement over the traditional "candle" (the light on the top of a slot machine). SGI's multi-state candle uses variable color and strobe rate displays to convey more information than a simple call for help. Different colors signify different service calls, and changes in strobe rate signify how long the customer has been waiting, features that the Company believes will assist the casino floor staff in prioritizing responses to customer needs.

 Games and Other Software

  While SGI believes that the design of its machine and its hardware components are important to its operation and its ability to foster initial and extended play, it believes that the most important factor affecting the success of its platform will be the games themselves and the software that controls those games. The majority of the Company's development efforts to date have been devoted to hardware, system software and game development, and the Company expects that, in the future, game development will be its principal development activity.

  The SGI machine, called Odyssey(TM), is a multi-game platform. The Company's initial release of its product includes nine gaming options consisting of six separate game themes, play stoppage entertainment and the Machine Management System. The Company intends to develop at least six new games per year.

  The Company's games have been designed to present traditional casino games with the benefit of video and audio enhancements that are afforded by the Company's use of high-end multimedia hardware. While the underlying game may consist of a traditional casino game such as poker, keno or a reel-based slot machine, the game itself is only one aspect of the entertainment experience. Some of SGI's games embed an engaging and entertaining story. As examples, Fort Knox, SGI's basic three-reel slot game, places the experience in the context of a player trying to gain access to Fort Knox, with payouts being depicted as gold coins spilling from a secure vault. In Phantom Belle, a video poker game, the player is pitted against the disembodied hands of a ghostly dealer aboard a 19th century riverboat.

  Some of the games that the Company plans to offer include the following:

    Fort Knox--A variation on the traditional three-reel slot game in which the player enters the main vault room of Fort Knox and spins the giant combination reels. If the symbols match those on the pay table, a series of vault doors swing open, spilling coins into the tray. If the player matches the numbers to the bonus combination, he will be given access to the main vault's interior, where he can win an additional jackpot.

    Phantom Belle--The Phantom Belle series provides players with a variety of traditional five-card poker games, enhanced by thematic and rich playing experience. Played on a 19th century haunted river boat, cards are dealt by the floating hands of a phantom dealer.

    Krazy Keno--A version of keno in which balls shoot into the air through a transparent tube. If enough of the flying balls land on the spots selected by the player, he wins a jackpot according to the pay table.

    Win-O-Matic--A classic three-reel slot game reminiscent of that played on mechanical devices in the 1950s featuring traditional reel symbols like cherries, lemons and oranges. Win-O-Matic combines simplicity of play with the flexibility of modern game percentaging technology.

    Dazzling Diamonds--This variation on the traditional, three-reel game features a large photo-realistic diamond and a host of sounds. When the dazzling diamond symbol appears on the pay line, it doubles all jackpot combinations.

    Star Spangled Keno--This rendition of a traditional keno game features a patriotic theme. The play is faster and the rules simpler than in traditional keno. If enough numbers are matched, a colorful marching band appears to celebrate the jackpot.

  The Company believes that the combination of its attractive machine, high-level graphics and sound, bonusing features and the pursuit of an interesting and entertaining story will make SGI's product outperform conventional slot machines at each of the four phases of slot machine play--initial attraction, initial play, extended play and completion.

    Initial Attraction. The Company believes that the physical appearance of its machines will be more attractive than conventional machines and will entice customers to play. In addition to the physical attributes of its machines, the Company has included a suite of video images that run when the machine is not being played. These include short, animated vignettes from the Company's games and "help" screens, as well as a menu page identifying all of the games available on that particular machine. Information regarding any game can be viewed through the push of a "Help" button. These merchandising segments feature the same quality of graphics, sound, video and animation that distinguish all of SGI's games.

    Initial Play. In the initial play period, SGI believes it is necessary to quickly engage the customer in the story line and to avoid any confusion, unfamiliarity or negative experiences which might cause the customer to discontinue play. For this reason, the Company has produced an initial suite of games that consist of enhanced versions of traditional casino games, including reel-based slot games, so that the rules of the game will be well known. SGI intends to present these games using enhanced graphics and sound to enrich the play experience, but will not change the fundamental characteristics or objective of the game. In addition, the machine will offer traditional game controls for those players unfamiliar or uncomfortable with the touchscreen interface.

    Extended Play. The Company believes that the enhancements it has made to traditional casino games by the addition of high level graphics, sound, animation and storyline will encourage extended play, as well as more frequent play, and thereby generate greater win per machine than the unenhanced versions of these games available in conventional machines.

    A significant feature which the Company believes will contribute significantly to extended play, is the introduction of advanced play levels in which a player, by virtue of having played a certain amount of time or achieved a certain number of jackpots at one level, gains access to a bonus sequence in which larger jackpots become available. For example, in Fort Knox a 10-digit master combination to the main vault appears in the play field. At random time intervals during play, another digit on the main vault lock is matched. When the main vault is opened, a player may select from one of three vault drawers to receive an additional bonus.

    To facilitate extended play, the Company has developed a sophisticated on-line tutorial, help features and play stoppage entertainment. The tutorial and help features generally consist of video inserts designed to provide orientation, instruction and assistance before or during the game. In Fort Knox, for example, Seymour Bucks, the main security guard at Fort Knox, can appear if there is a call for change and provide assistance. If there is a machine play stoppage, a hopper fill requirement, or a jackpot requiring the player to be hand paid, Professor Jack Potts, the absent-minded slot genius, will appear to explain the cause of the malfunction and present trivia, other game information, video clips advertising the casino's amenities or upcoming promotions and tournaments, or other commercial material.

    Completion. The Company believes that the principal events that lead to completion of play include the player's running out of money, running out of time or achieving a targeted jackpot level. The Company believes that the unique features and entertainment value of its games will entice players to remain in the extended play phase for longer periods of time than are generally fostered by current generation slot machines. Moreover, the design of the Company's platform and games is intended to provide an entertainment experience that will encourage repeated play.

  In addition to features that are designed to enhance the entertainment value of SGI's machine and its ability to generate incremental revenue for the casino, SGI's platform incorporates proprietary features that are designed to overcome certain hurdles that may be involved in the licensing of a slot machine design, as well as to facilitate easy maintenance and supervision by casino personnel. These features are as follows:

    Random Number Generator. At the core of every gaming machine is a random number generator that determines the outcome of every gaming proposition. To eliminate what the Company believes are some of the impediments to randomness that characterize random number generators, SGI engaged Dr. Evangelos Yfantis, a recognized authority in the field of random number algorithms, to develop a proprietary random number generator algorithm for the Company. The Company has filed a U.S. patent application with respect to its algorithm.

    Software Authentication. A critical element of all gaming machines is an authentication mechanism to determine that the software being used is identical to the software that has been approved by regulatory authorities and is operating correctly. This is necessary to ensure that the game being played corresponds exactly to that designed by the manufacturer and approved by regulatory authorities. Traditional slot machines need to be authenticated manually, a process usually performed only after a sizable jackpot award. The infrequency of checks offer greater opportunities to breach the security of traditional machines. The Company has developed a proprietary authentication process which leverages the advanced capabilities of the Company's machine to verify the integrity of a game each time it is selected for play. This process combines sophisticated authentication routines developed by RSA Data Security, Inc. with a proprietary methodology developed by the Company. The Company's authentication process provides continual checking of the machine's software for both accidental corruptions or malicious attempts to cheat the machine. Any detected anomalies will cause the machine to signal the loss of integrity immediately. The Company has filed for patent protection for certain aspects of its authentication methodology.

    Machine Management System. The Company's Machine Management System is designed to provide easy access to the configuration, accounting, and diagnostic capabilities of the machine. The Machine Management System's accounting functions are designed to provide a rapid, easy-to-interpret report of all key machine metering data, as well as detailed accounting and statistics, on a game-by-game basis. The Machine Management System uses the full benefit of the machine's touchscreen to make installation and setup of the machine easier than traditional slot machines. The diagnostic programs comprise a user-friendly maintenance and troubleshooting system that allows casino floor personnel to quickly and effectively assess the cause of a play stoppage or other malfunctions or to examine transaction history where the validity of a jackpot or other transaction must be verified. For example, if a player asserts that the machine has not given full credit for a jackpot or has not properly recorded a cash input, a floor manager, using the touchscreen and a key, can access comprehensive data to review transaction and event history. With this information, the floor manager can rapidly evaluate the merit of the player's claim and take appropriate action. In this way, disputes can be quickly resolved at the machine's location without the operator having to consult back office records or review surveillance videotape.

PRODUCT DEVELOPMENT

  The Company's product development efforts, particularly its game development efforts, will be critical to its success in the gaming market. Research and development expenses have increased significantly since inception and are expected to continue to increase in the future. At December 31, 1996, 40 of the Company's 98 full-time employees were engaged in research and development.

  Ideas for new games are derived from customer needs as perceived by the Company or ascertained through the Company's market research and direct feedback from slot machine operators. The initial designs for the Company's games are conceived by a design team, which outlines the appearance and features of each game. A prototype is developed by a production team that includes a producer, product manager, artists, computer graphics engineers and entertainment software engineers. The game is then evaluated by SGI's marketing and sales staff, after which it is modified into its final form. The Company estimates that the development of a typical game takes approximately three to eight months and costs approximately $100,000 to $300,000.

  SGI is seeking to develop a variety of specific games which management believes will appeal to casino operators and their customers. Currently, the Company is engaged in the development of games based on traditional slot machine games such as animated reel slots, video poker and keno. The Company is also in the process of creating slot machine versions of popular casino games such as blackjack and roulette. These initial games are intended to help customers look beyond the unfamiliar technology to recognizable game types. In addition, the Company is developing a line of Magic Windows(TM) type games. The proprietary Magic Windows game type introduces decision making into a traditional reel-slot experience by allowing the player to select from a number of available symbols.

  Some of the games currently under development include the following:

    Meteors--A Magic Windows version of a traditional three-reel game in which the player fires three laser blasts at a meteor field. As the meteors explode and disintegrate, reel symbols are revealed. Symbol combinations matching the pay table win jackpot awards. As a bonus feature, at random intervals, the player is sent into "hyperspace" mode in which all jackpots are doubled.

    Roulette Royale--A slot version of roulette in which the player can place bets in the same fashion as in a traditional roulette game. The player then "spins" the wheel on the video screen to determine the outcome based on the number or color at which the wheel stops.

    Buccaneer Gold--A three-reel slot machine game in which the player aims his cannons at three combination wheels set in the flank of a pirate ship. When symbols on the wheels are matched according to the pay table, the player wins, and the screen displays a jackpot celebration such as gold coins being spilled from a treasure chest or fired from a musket. Upon certain combinations on the reel, a pirate sticks a dagger into the deck railing; an accumulation of five daggers leads to a bonusing sequence.

  Mayan Riches--A Magic Windows version of a three-reel game in which the player finds himself in front of a large pyramid uncovered in an archaeological dig. Embedded in the pyramid are nine stone reels, over which stone doors close as the reels begin to spin. The player is required to pick three of the doors to reveal hidden symbols, the object being to match one of the jackpot combinations on the pay table. After the outcome is revealed, the remaining symbols are uncovered and the game is ready to resume.

  Completion of the games under development is subject to various risks and uncertainties. Such games may be subject to further creative decisions that could alter the game implementation or marketing considerations that could result in a shift of the Company's development focus to different types of games altogether. Successful completion of any game will also be subject to risks typically associated with the creative process, such as the risk that the Company's creative team will be unable to achieve the desired results in terms of the game's entertainment quality.

  Over time, SGI expects to introduce additional games that offer a wider range of gaming experiences as players become more familiar with the capabilities of advanced video gaming platforms. For example, the Company may introduce games with sports attributes such as baseball, football or golf. The Company also anticipates developing some of its games for progressive formats in which the Company's machines would be networked to support a common jackpot that is significantly larger than that which a stand-alone machine could offer.

  During the year ended March 31, 1995, the nine month period ended December 31, 1995 and the year ended December 31, 1996, the Company's research and development expenses were $1,539,000, $3,137,000 and $7,030,000, respectively.

SALES AND MARKETING

  The ultimate success of SGI's gaming platform depends on its acceptance by casino operators and casino patrons. The Company believes that, from the point of view of casino operators, the attractiveness of any gaming platform depends on win per machine, ease of upgrade, maintenance and game change and information management. The Company believes that, from the casino patron's perspective, the attractiveness of a platform is a function of entertainment value. SGI's sales and marketing strategy is to generate product sales by highlighting the advantages presented by its gaming platform to casino operators, such as potential for increased win per machine, and by developing processes focused on key operator values. SGI's marketing strategy also targets casino players and will focus on developing brand recognition for SGI's games, which the Company believes can be accomplished through the development of proprietary games that deliver greater entertainment value for the gaming dollar.

  SGI intends to position itself as a partner with casino operators in establishing the next generation of wagering entertainment. The Company recognizes the important role that casino operations personnel play in establishing market acceptance for new machines and thus will target this group with products, sample game platforms and training.

  Because SGI's games are software-based, SGI believes that there will be a significant opportunity for game customization and the development of games for the exclusive use of one or more casino customers. It is already commonplace for casinos to ask that conventional slot machines be customized with the casino's logo or theme. SGI believes that it can significantly exceed this level of customization by inserting the casino's logo or theme right in the game, by presenting images of the casino's other games and amenities, or by creating a new game entirely based on the casino's theme. The Company intends to charge customers a fee for this work.

 Three-Phase Product Introduction

  The Company intends to introduce its product and begin its marketing and sales efforts in a controlled and deliberate manner, following a three-phase program through 1998:

  1996: In the initial phase, the Company's primary objective was to complete development of the product and to have it licensed and available for sale in one or more jurisdictions. The Company was approved by the Nevada Gaming Control Board to conduct a 60-day field trial of its product in December 1996. Final approval was granted on March 20, 1997, allowing the Company to make its first customer shipment into Nevada. The Company has received nonbinding commitments to install and evaluate its gaming platform from several leading Las Vegas casinos.

  1997: The Company commenced installations of its product in certain Las Vegas casinos during the first quarter of 1997. However, the Company's plan is to limit the number of machines it sells in 1997 so that it can carefully monitor the reactions of gaming patrons and casino customers to its platform, game software and product support features. The Company expects to incorporate any changes it deems advisable based on these surveys into revised and new versions of its platform and games. At the same time, the Company will be building its sales and support infrastructure in order to properly support customers when full roll-out planned for 1998 takes place.

  1998: In 1998, the Company expects to broadly market and sell its platform and software-based games. Because of the restraints imposed by its product introduction program, the Company currently believes that 1998 will be the first year in which a reasonable assessment of the commercial potential of its product can be made.

  The successful introduction of the Company's product will be subject to substantial risks and uncertainties, including the risk of technical or manufacturing difficulties, the possibility that the SGI platform will not receive the anticipated market acceptance and possible delays or hurdles associated with licensing of the Company's product in various jurisdictions.

  The Company will be required to be licensed in each jurisdiction in which it expects to sell product. As of January 31, 1997, the Company had filed applications to sell its product in Nevada, New Jersey, Mississippi, Missouri and Colorado. To date, the Company has received both corporate approval and approval to sell its product in Nevada and has also received corporate approval in Mississippi, Missouri and Colorado. The Company has also filed an application for approval of its gaming platform in Mississippi and New Jersey and with Gaming Laboratories International, Inc., an independent testing facility which grants product approval for many jurisdictions worldwide. See "Gaming Regulation and Licensing."

  Although the Company plans to file applications in other jurisdictions, there can be no assurance that the Company will be ready to file future applications or that any licenses will be granted on a timely basis, or at all.

 Sales Organization

  The Company is building a sales and support organization to handle sales and after-sales service to the Company's casino customers. As of December 31, 1996, the Company had 15 employees in its sales and support area, and the Company plans to continue to build its sales and support organization throughout 1997. The Company intends to sell its product by developing close working relationships with casino operators, through SGI's direct sales representatives and support team. Where appropriate, the Company may enter into distribution arrangements or other strategic relationships to enter additional markets.

  The Company has entered into non-binding commitments for trial shipments with casinos, principally in Las Vegas. In accordance with industry practice, these casinos will accept such units, without payment to the Company, for a 45-day installation and evaluation period. During this period, each casino operator will evaluate the performance of the machine against other machines on its floor or available for purchase and will make a determination whether or not to purchase units at the end of the trial period. At the end of the trial period, such customers may purchase the trial machines. If a casino declines to purchase a machine, SGI will remove the machine from that casino's premises. The Company has received nonbinding commitments to install and evaluate its gaming platform from Bally's Las Vegas, Bally's Park Place Casino, Boulder Station Hotel and Casino, Caesars Palace Las Vegas, California Hotel & Casino, Circus Circus Hotel & Casino, Excalibur Hotel Casino, the Flamingo Hilton, Grand Casino Biloxi, Grand Casino Gulfport, Grand Casino Tunica, Hard Rock Hotel & Casino, Harrah's Las Vegas, ITT Sheraton Desert Inn, ITT Sheraton Tunica, Las Vegas Hilton, Luxor Hotel Casino, MGM Grand Hotel/Casino, New York-New York Hotel/Casino, Palace Station Hotel & Casino, Stardust Resort & Casino, Station Casino Kansas City, St. Charles Riverfront Station, Stratosphere Hotel & Casino, Texas Station and Treasure Island, each of which has agreed to install and evaluate from 8 to 40 of the Company's machines. Collectively, these casinos have agreed to install over 500 units. During the first quarter of 1997, the Company commenced installations of its product in certain Las Vegas casinos.

 Pricing

  The Company intends to offer its product to casino operators and other potential purchasers using two alternative purchase programs, consisting either of (i) the sale of the hardware unit bundled with a specific package of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including games. The Company expects that the prices of both of the packages described above will be higher than the current prices for most conventional slot machines. The Company may also consider cost-sharing and revenue-sharing arrangements. Because software-based gaming machines represent a new development for the casino industry, potential purchasers' preferences in this area have not been determined. The Company plans to evaluate its pricing and sales methods and to incorporate changes as appropriate. The Company believes that license revenue from game software may eventually constitute a substantial portion of its revenue.

COMPETITION

  The current slot machine market is highly competitive and is dominated by a small number of manufacturers, some of whom have significantly greater financial and other resources than the Company. The Company believes that the principal competitive factors in this market are the appeal of the machine to players, knowledge of customer requirements and player preferences, service, support and training, distribution, name and product recognition and price. The principal competitors in the slot machine market are IGT and Bally Gaming. IGT may be viewed as a dominant competitor, with a 1996 market share estimated at 75%; Bally Gaming's 1996 market share is estimated at 15%. Additional competitors or potential competitors include WMS Industries Inc., Video Lottery Consultants, Aristocrat Leisure Industries, Universal Distributing, Sigma Games, Casino Data Systems, Acres Gaming Inc. and Innovative Gaming Corporation of America. Companies in historically unrelated industries, such as Sega Enterprises LTD ("Sega"), have technological resources that could offer them a competitive advantage in developing multimedia-based gaming machines. There can be no assurance that other companies in the video game or multimedia market will not successfully enter the market for video slot machines, nor can there be any assurance that the manufacturers of traditional slot machines will not develop products that are superior to, or that achieve greater market acceptance than, the Company's product. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, which may afford them competitive advantages. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results or financial condition.

PROPRIETARY RIGHTS AND LICENSES

  The Company's computer programs and technical know-how are both novel and proprietary, and management believes that they can best be protected by use of technical devices to protect the computer programs and by enforcement of contracts and covenants not to compete with certain employees and others with respect to the use of the Company's proprietary information and trade secrets. The Company has registered copyrights with respect to various aspects of its games, and has filed several U.S. patent applications for protection of certain technology it has created or licensed. These patent applications cover various aspects of the gaming machine hardware and software. No assurance can be given that the pending applications will be granted, nor can there be any assurance that the patents will not be infringed or that others will not develop technology that does not violate such patents.

  SGI has developed a proprietary method of authentication for disk drive-based gaming machines, for which it has submitted a patent application. Since modern gaming technology requires the handling and processing of large amounts of on-line data, establishing a method for storing and retrieving data that meets the approval requirements of the regulatory authorities while meeting adequate standards of internal performance requires use of a comprehensive authentication system to assure both the casino operator and requisite gaming authorities that the software is an exact copy of what was generated by SGI and approved by such gaming authorities.

  In addition, SGI owns exclusive rights to the algorithm for its random number generator, the key component of the Company's gaming machines which determines the outcome of each proposition. SGI's algorithm, which may have uses outside the gaming industry, was developed by Dr. Evangelos A. Yfantis, a professor of Computer Science at the University of Nevada, Las Vegas.

  In developing its games, the Company relies on certain software that it licenses from Duck Corporation ("Duck") on a nonexclusive basis. This license may be terminated by Duck only in the event of a material breach of its terms by the Company or in the event of a bankruptcy petition with respect to the Company.

EMPLOYEES

  As of December 31, 1996, the Company had 98 full-time employees, including 40 in research and development. The Company also retains independent contractors to provide certain services, primarily in connection with its product development activities. The Company and its full-time employees are not subject to any collective bargaining agreements and the Company believes that its relations with its employees are good. From time to time the Company has retained actors and/or "voice over" talent to perform in certain of the Company's games, and expects to continue this practice in the future. The Company's future success depends in large part on its ability to attract and retain management and other key personnel.

MANUFACTURING

  The Company intends to manufacture product in-house or contract product assembly to a licensed manufacturer. All of the Company's initial manufacturing will be performed at the Palo Alto and Mountain View facilities. The Company intends to continue investing significantly in leasehold improvements and manufacturing equipment at these facilities. In 1996, the Company established its manufacturing process and commenced commercial production. As of December 31, 1996, the company had 19 full-time employees in manufacturing and had manufacturing development expenses of $2,458,000. The Company expects the manufacturing process to consist primarily of assembly of components obtained from third-party suppliers and testing software systems and applications.

GAMING REGULATION AND LICENSING

  General Regulation of Shareholders of Publicly Traded Corporations. In most jurisdictions, any beneficial owner of the Company's Common Stock is subject on a discretionary basis to being required to file applications with gaming regulatory authorities, be investigated and found suitable or qualified as such. In addition, shareholders whose holdings of Common Stock exceed certain designated percentages are subject to certain reporting and qualification requirements imposed by state and federal gaming regulators and, any shareholder, if found to be unsuitable, may be required to immediately dispose of its holdings of Common Stock. See "--Nevada Regulatory Matters," "-- Missouri Regulatory Matters," "--Colorado Regulatory Matters," "--New Jersey Regulatory Matters," and "--Mississippi Regulatory Matters."

  Nevada Regulatory Matters. The Company must obtain a registration, license, approval or finding of suitability, and equipment approval in all jurisdictions before it can offer gaming devices for sale to licensed gaming operations within those jurisdictions. The licensing process usually involves the licensing or approval of certain officers, directors, and shareholders of the corporation, and approval of the specific product that the Company wants to offer for sale. On June 19, 1996 the Nevada Commission registered SGI and licensed Silicon Gaming-Nevada ("SGI-Nevada"), a wholly-owned subsidiary of SGI, as a manufacturer, distributor and operator of a slot machine route. The Company's initial public offering was also approved by the Nevada Commission on June 19, 1996. On March 20, 1997, the Nevada Commission granted final approval of the Company's product for sale to licensed casinos in Nevada.

  The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, and the ownership and operation of slot machine routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board, and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenue, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (v) the prevention of cheating and fraudulent practices; and (vi) the provision of a source of state and local revenue through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's operations.

  On June 19, 1996 the Company was registered by the Nevada Commission as a publicly-traded corporation (a "Registered Corporation"), and SGI-Nevada was approved as a manufacturer, distributor and operator of a slot machine route. On March 20, 1997, the Nevada Commission granted final approval of the Company's product. Such gaming approvals require the periodic payment of fees and taxes and are not transferable. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a shareholder of, or receive any profit from SGI-Nevada without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and SGI-Nevada have applied for, and in some cases received, the various registrations, approvals, permits and licenses in order to engage in manufacturing, distribution and slot route activities in Nevada.

  All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

  The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation or its subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company and SGI-Nevada are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position. On June 19, 1996 SGI's Chief Executive Officer, Chief Financial Officer, the required directors and SGI-Nevada's sole officer and director were found suitable by the Nevada Commission.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with SGI or SGI-Nevada, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or SGI-Nevada to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  The Company and SGI-Nevada will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company will be required to be reported to or approved by the Nevada Commission.

  If it were determined that the Nevada Act was violated by the Company or SGI-Nevada, the registration and gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, SGI-Nevada and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any gaming license could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

  Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Registered Corporation's voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

  The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by shareholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or SGI-

Nevada, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

  The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

  The Company will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act. However, the Nevada Commission has not imposed such a requirement on the Company to date, but it is unknown whether the Nevada Commission will impose such a requirement on the Company in the future.

  As a Registered Corporation, the Company may not make a public offering of its securities, such as an IPO, without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

  Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's shareholders for the purposes of acquiring control of the Registered Corporation.

  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenue received; or (ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor and operator of a slot machine route.

  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

  In the future, SGI intends to seek the necessary registrations, licenses, approvals, and findings of suitability for the Company, its product and its personnel in other jurisdictions throughout the world. However, there can be no assurances that such registrations, licenses, approvals or findings of suitability will be obtained. Many other jurisdictions in which the Company wishes to do business require various licenses, permits, and approvals in connection with the manufacture and/or distribution of gaming devices, typically involving restrictions similar in most respects to those of Nevada.

  Missouri Regulatory Matters. Gaming was originally authorized in the state of Missouri in November 1992. On April 29, 1993, new legislation (the "Missouri Act") was enacted which replaced the 1992 legislation. In January 1994 the Missouri Supreme Court handed down a decision which held that the operation of certain games of chance such as traditional slot machines was prohibited by the constitution of the state of Missouri. On November 8, 1994, the people of Missouri voted in favor of an amendment to the Missouri constitution to allow slot machine gaming in the state. The Missouri Act provides for the licensing and regulation of excursion gambling boat operations on the Mississippi and Missouri Rivers in the state of Missouri and the licensing and regulation of persons who distribute gaming equipment and supplies to gaming licensees. An excursion gambling boat is a boat, ferry or other floating facility on which gaming is allowed. The Missouri Act limits the loss per individual on each excursion to $500, but does not otherwise limit the amount which may be wagered on any bet or the amount of space in the vessel which may be utilized for gaming.

  The Missouri Act is to be implemented and enforced by a five-member Missouri Commission. The Missouri Commission is empowered to issue such number of riverboat gaming licenses as it determines to be appropriate. A gaming license cannot be granted to any gaming operator unless the voters in such operator's "home dock" city or county have authorized gaming activities on gaming riverboats.

  On September 1, 1993, the Missouri Commission adopted rules and regulations (the "Missouri Regulations") governing the licensing, operation and administration of riverboat gaming in the state of Missouri and the form of application for such licensure. The Missouri Regulations generally provide for four types of licenses--a Class A owner's license; a Class B operator's license; a supplier's license; and an occupational license. In addition, the Missouri Regulations remain subject to amendment and interpretation, and may further limit or otherwise adversely affect the Company and its Missouri gaming operations.

  Directors and certain officers and key persons of the Company and Silicon Gaming-Missouri ("SGI-Missouri"), a wholly-owned subsidiary of SGI, must file personal disclosure forms with the gaming license application and must be found suitable by the Missouri Commission. Further, the Missouri Regulations require that all employees of SGI-Missouri who are involved in gaming operations and who are employed on the licensed premises must file applications for and receive Missouri gaming occupational licenses. The Missouri regulations require disclosure by the Company and SGI-Missouri of any person or entity holding any direct or indirect ownership interest in SGI-Missouri. SGI-Missouri is also required to disclose the names of the holders of all of the Company's and SGI-Missouri's debt including a description of the nature and terms of such debt. The Missouri Commission may, in its sole discretion, request additional information with respect to such holders. Missouri suppliers' gaming licenses must be renewed annually for a fee of $5,000 or such greater amount as may be determined by the Commission. On November 8, 1996, SGI-Missouri was granted a temporary supplier's license by the Missouri Commission.

  Under Missouri law, gaming licenses are not transferable, and under the Missouri Regulations the transfer of (i) any ownership interest in a privately held business entity or (ii) a 5% or greater interest in a publicly traded company directly or indirectly holding a Missouri gaming license is prohibited without the approval of the Missouri Commission. Further, without the prior approval of the Missouri Commission, the Missouri Regulations prohibit withdrawals of capital, loans, advances or distribution of any assets in excess of 5% of accumulated earnings by a license holder to anyone with an ownership interest in the license holder.

  The Missouri Regulations specifically provide that any action of the Missouri Commission shall not indicate or suggest that the Missouri Commission has considered or passed in any way on the marketability of the applicant or licensee's securities, or on any other matter, other than the applicant or licensee's suitability for licensure under Missouri law. A Missouri gaming license holder can be disciplined in Missouri for gaming-related acts occurring in another jurisdiction which result in disciplinary action in the other jurisdiction.

  The Missouri Commission has broad powers to require additional disclosure by an applicant during the processing of a gaming application, to deny gaming licensure and to administratively fine or suspend or revoke a gaming license for failure to comply with or for violation of the Missouri Act or Missouri Regulations.

  Colorado Regulatory Matters. The State of Colorado created the Division of Gaming (the "Division") within the Department of Revenue to license, implement, regulate and supervise the conduct of limited gaming. The Director of the Division, under the supervision of a five-member Colorado Commission, has been granted broad power to ensure compliance with the Colorado Regulations. The Director may inspect, without notice, impound or remove any gaming device. He may examine and copy any licensee's records, may investigate the background and conduct of licensees and their employees, and may bring disciplinary actions against licensees and their employees. He also may conduct detailed background investigations of persons who loan money to the Company.

  The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The failure or inability of the Company or Silicon Gaming-Colorado, Inc. (the "Colorado subsidiary"),or others associated with the Company or the Colorado subsidiary, to obtain or maintain necessary gaming licenses will have a material adverse affect on the operations of the Company. All persons employed by the Company and the Colorado subsidiary and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually. On January 24, 1997, the Company and its wholly-owned subsidiary, Silicon Gaming-Colorado, Inc., were granted a manufacture and distribution license by the Colorado Limited Gaming Commission.

  In addition, pursuant to the Colorado Regulations, no manufacturer or distributor of slot machines may have an interest in any casino operator, allow any of its officers to have such an interest, employ any person if such person is employed by a casino operator, or allow any casino operator or person with a substantial interest therein to have an interest in a manufacturer's or distributor's business. The Commission has ruled that a person does not have a "substantial interest" if it directly or indirectly has less than a five percent (5%) interest in such voting securities of a licensee. Some Division Staff informally have interpreted the Regulations to prohibit a casino operator from having any interest in a slot machine manufacturer or distributor.

  Under the Colorado Regulations, any person or entity having any direct or indirect interest in a gaming licensee or an applicant for a gaming license, including, but not limited to, the Company and shareholders of the Company, may be required to supply the Colorado Commission with substantial information, including, but not limited to, background information, source of funding information, a sworn statement that such person or entity is not holding his interest for any other party, and fingerprints. Such information, investigation and licensing as an "associated person" automatically will be required of all persons (other than certain institutional investors discussed below) which directly or indirectly own ten percent (10%) or more of a direct or indirect legal, beneficial or voting interest in the Colorado subsidiary, through their ownership in the Company. Such persons must report their interest and file appropriate applications within 45 days after acquiring such interest. Persons directly or indirectly having a five percent (5%) or more interest (but less than 10%) in the Colorado Subsidiary, through their ownership in the Company, must report their interest to the Colorado Commission within ten (10) days after acquiring such interest and may be required to provide additional information and to be found suitable. If certain institutional investors provide certain information to the Colorado Commission, such investors, at the Colorado Commission's discretion, may be permitted to own up to 14.99% of the Colorado Subsidiary, through their ownership in the Company, before being required to be found suitable. All licensing and investigation fees will have to be paid for by the person in question. The associated person investigation fee currently is $48.00 per hour.

  The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and shareholders of a licensed privately held corporation, (iii) all officers, directors and shareholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation, (iv) all general partners and all limited partners of a licensed partnership, (v) all persons who have a relationship similar to that of an officer, director or shareholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

  In addition, under the Colorado Regulations, every person who is a party to a "gaming contract" with an applicant for a license, or with a licensee, upon the request of the Colorado Commission or the Director, promptly must provide to the Colorado Commission or Director all information which may be requested concerning financial history, financial holdings, real and personal property ownership, interests in other companies, criminal history, personal history and associations, character, reputation in the community, and all other information which might be relevant to a determination whether a person would be suitable to be licensed by the Colorado Commission. Failure to provide all information requested constitutes sufficient grounds for the Director or the Colorado Commission to require a licensee or applicant to terminate its "gaming contract" (as defined below) with any person who failed to provide the information requested. In addition, the Director or the Colorado Commission may require changes in "gaming contracts" before an application is approved or participation in the contract is allowed. A "gaming contract" is defined as an agreement in which a person does business with or on the premises of a licensed entity.

  An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that the applicant is qualified, (ii) fails to provide information and documentation requested; (iii) fails to reveal any fact material to qualification, or supplies information which is untrue or misleading as to a material fact pertaining to qualification; (iv) has been, or has any director, officer, general partner, shareholder, limited partner or other person who has a financial or equity interest in the applicant who has been, convicted of certain crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (v) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

  If the Colorado Commission determines that a person or entity is unsuitable to own interests in the Company, then the Company or the Colorado Subsidiary may be sanctioned, which may include the loss by the Company or the Colorado Subsidiary of their respective approvals and licenses.

  The Colorado Commission does not need to approve in advance a public offering of securities, but rather requires a filing of notice and additional documents with regard to such public offering prior to such public offering. The Company has filed the required notice with the Colorado Commission. Under the regulations, the Colorado Commission may, in its discretion, require additional information and prior approval of such public offering.

  In addition, the Colorado Regulations prohibit a licensee or affiliated company thereof, such as the Company, from paying dividends, interest or other remuneration to any unsuitable person, or recognizing the exercise of any voting rights by any unsuitable person. Further, the Company may repurchase the shares of anyone found unsuitable at the lesser of the cash equivalent to the original investment in the Company or the current market price. Further, the regulations require anyone with a material involvement with a licensee, including a director or officer of a holding company, such as the Company, to file for a finding of suitability if required by the Colorado Commission.

  In addition to its authority to deny an application for a license or suitability, the Colorado Commission has jurisdiction to disapprove a change in corporate position of a licensee and may have such authority with respect to any entity which is required to be found suitable by the Colorado Commission. The Colorado Commission has the power to require the Company and the Colorado Subsidiary to suspend or dismiss managers, officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities, and may have such power with respect to any entity which is required to be found suitable.

  A person or entity may not sell, lease, purchase, convey or acquire a controlling interest in the Company without the prior approval of the Colorado Commission. The Company may not sell any interest in the Colorado Subsidiary without the prior approval of the Colorado Commission.

  Limited gaming facilities in Colorado must not exceed certain gaming square footage limits as a total of each floor and the full building. Casinos in Colorado may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. The law permits slot machines, blackjack and poker, with a maximum single bet of $5.00. Casinos may not provide credit to their gaming patrons.

  The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The Colorado Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 8% over $2 million and including $4 million, 15% over $4 million up to and including $5 million and 18% on adjusted gross gaming proceeds in excess of $5 million. The Colorado Commission also has imposed an annual device fee of $75 per gaming device. The Colorado Commission may revise the gaming tax rate and device fee from time to time. Central City Black Hawk and Cripple Creek each have imposed annual device fees of approximately $1,000 per gaming device and may revise the same from time to time.

  Colorado has certain unique regulatory laws which, if adversely interpreted or not modified, may limit or adversely affect the ability of the Company to enter in, or compete within, the Colorado market. First, as noted, gaming in Colorado constitutionally is limited to slot machines, blackjack and poker. Although no manufacturer or distributor has attempted to distribute the Company's type of interactive game, it should be included within the definition of "slot machine." In preliminary discussions, Division personnel have stated that the device likely is a "slot machine," although neither the Division nor the Commission have formally ruled on the issue and will not do so until the product is submitted to the Division for approval.

  Second, Colorado constitutionally limits the maximum single bet to $5.00. Colorado statutes define a bet to be an amount placed as a wager in a game of chance. If the Company's product permits multiple rounds of betting at $5.00 per round, it would be unclear whether Colorado would permit such betting. If Colorado does not permit multiple round bets in excess of $5.00, then the Company would need to adjust its machines to limit the total bets to $5.00, including all rounds.

  Third, Commission Regulations define the requirements of slot machines, including limitations on the ability to alter the slot machine's program and the internal requirements of the slot machine itself. The Company's proposed machines do not comply with existing Regulations. Although the Company intends to seek a change in the Commission's Regulations, there can be no assurance that such changes will be made. If the Regulations are not changed, then the Company will need to modify its machines to conform to Colorado requirements. Even as so modified, the Company's machines must be approved by the Division as meeting existing Regulations and there is no assurance that the Company will receive such approval or will receive such approval in a timely basis.

  New Jersey Regulatory Matters. Casino gaming in New Jersey is regulated by the New Jersey Casino Control Act, N.J.S.A. 5:12-1 et seq., and regulations promulgated thereunder (the "NJCCA"). The NJCCA created the New Jersey Casino Control Commission ("NJCCC"), which is authorized to decide all license applications and other matters and to promulgate regulations, and created the New Jersey Division of Gaming Enforcement (the "NJDGE"), which is authorized to investigate all license applications, make recommendations to the NJCCC, and prosecute violations of the NJCCA. Under the NJCCA, any enterprise providing goods or services to a casino must register with or be licensed by the NJCCC. The Company and its wholly-owned subsidiary, Silicon Gaming-New Jersey, Inc., filed the necessary documents in order to be licensed by the NJCCC and the NJDGE.

  Business enterprises providing goods or services directly related to casino gaming or simulcast wagering must be licensed as a gaming related Casino Service Industry ("CSI") prior to conducting business with New Jersey casino licensees or must have filed a complete application for CSI licensure with the NJCCC and received the permission of the NJCCC for each business transaction.

  A CSI license application consists of a Business Entity Disclosure Form for the applicant and each of its holding companies and Personal History Disclosure Forms for each individual required to be found qualified. The application fee consists of a non-refundable deposit of $5,000 and an obligation to pay an additional $5,000 if the processing of the application requires more than 1,000 but less than 2,000 hours and a further $5,000 if the processing of the application exceeds 2,000 hours. The same fee structure applies to any renewal application.

  In connection with a license application, the NJDGE conducts an investigation of the Company to determine its suitability for licensure. In order for the requisite CSI license to be issued by the NJCCC to the Company and maintained, the Company's officers, directors and key employees and all beneficial owners of more than five percent (5%) of the Company's Common Stock must be found qualified by the NJCCC. In order to be found qualified, the Company, its officers, directors, key employees and five percent (5%) shareholders must demonstrate by clear and convincing evidence their good character, honesty and integrity, their financial stability, integrity and responsibility and their business ability. Any other shareholder or other person associated with the Company whom the NJCCC deems appropriate, in its discretion, is also required to be qualified. If a person is required to and fails to submit to qualification or submits to qualification and is found disqualified by the NJCCC, the NJCCC may prohibit casinos in New Jersey from doing business with the Company.

  However, "institutional investors" (as defined in the NJCCC) may be granted a waiver of the requirement to be found qualified by the NJCCC. An institutional investor includes any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees, investment company registered under the Investment Company Act of 1940, collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency, closed end investment trust, chartered or licensed life insurance company or property and casualty insurance company, banking and other chartered or licensed lending institution, and investment advisor registered under The Investment Advisors Act of 1940. At the discretion of the NJCCC, a waiver of qualification may be granted to such institutional investors provided the securities are owned for investment purposes only and the institutional investor certifies that it has no intention of influencing or affecting the affairs of the issuer or its holding companies.

  After 30 days following the filing of a CSI license application with the NJCCC, the Company may seek permission from the NJCCC to conduct certain business transactions with a New Jersey casino. Such "transactional waivers" will only be granted in the absence of an objection by the NJDGE. Such approvals are granted for a maximum term of six (6) months subject to renewal.

  A CSI license is issued for an initial period of two years and is thereafter renewable for four year periods. There is no guarantee that the Company will be granted an initial license or that, following the issuance of an initial CSI license or any renewal thereof, the Company will continue to be granted renewals of the license. Additionally, upon application of the NJDGE, the NJCCC may at any time review any license issued by it and determine to suspend, revoke or place conditions on such license.

  In addition to the required licensure from the NJCCC, the gaming equipment manufactured, distributed or sold by the Company to New Jersey casinos is subject to a technical examination by the NJDGE and approval by the NJCCC for, at a minimum, quality, design, integrity, fairness, honesty and suitability. The approval process includes the submission of a model of the machine to the NJDGE for testing, examination and analysis and for comparison with documentation of the schematics, block diagram, circuit analysis and written explanation of the method of operation, odds determination and all other pertinent information. The model remains in the custody of the NJDGE unless otherwise directed by the NJCCC. All costs of such testing, examination and analysis are borne by the Company. As part of this approval process, the NJCCC may require that the manufacturer of any component of the gaming equipment which the NJCCC, in its discretion, determines is essential to the gaming operation of the device submit to licensing. Such components would include the computer control circuitry which causes or allows the device to operate as a gambling device. The failure or refusal of such a manufacturer to submit to licensing or the denial of a license by the NJCCC to such manufacturer would result in the inability of the Company to distribute and market that gambling device to New Jersey casinos. Prior to a decision by the NJCCC to approve a particular model of machine, it may require up to 60 days trial period to test the machine in a licensed casino. During the trial period, the manufacturer or distributor of the machine shall not be entitled to receive revenue of any kind whatsoever. Once a model is approved by the NJCCC, all machines of that model placed in operation in licensed casinos shall operate in conformity with the model tested by the NJDGE. Any changes in the design, function or operation of the machine are subject to prior approval by the NJCCC in consultation with the NJDGE.

  Mississippi Regulatory Matters. The manufacture, sale and distribution of gaming devices for use or play in Mississippi are subject to the Mississippi Gaming Control Act and the regulations promulgated thereunder (collectively, the "Mississippi Act"). Such activities are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission (collectively referred to as the "Mississippi Gaming Authorities"). Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act and regulations promulgated thereunder.

  On June 20, 1996 the Company was registered by the Mississippi Commission as a publicly traded corporation (a "Registered Corporation") and the holding company of Silicon Gaming-Mississippi, Inc. (the "Mississippi Subsidiary"). Also on June 20, 1996 the Mississippi Subsidiary was licensed as a manufacturer and distributor. SGI and the Mississippi Subsidiary are required to periodically submit detailed financial and operating reports to the Mississippi Commission and furnish any other information which the Mississippi Commission may require. The Company and the Mississippi Subsidiary have received the various registrations, approvals, permits and licenses in order to engage in manufacturing, distribution and gaming activities as presently conducted in Mississippi. Such licenses, registrations and approvals are not transferable, are initially issued for a two-year period and must be renewed periodically thereafter.

  Similar to Nevada, the Mississippi Commission may investigate and find suitable any individual who has a material relationship to, or material involvement with, the Company or the Mississippi Subsidiary, including record or beneficial holders of any of the voting securities of the Company, holders of debt obligations, and officers, directors and employees of the Company and the Mississippi Subsidiary. The Company and the Mississippi Subsidiary are required to maintain a current stock ledger in Mississippi which may be examined by the Mississippi Commission at any time. The Company believes that all required findings of suitability currently required have been applied for or obtained. Any applicant for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

  The Mississippi Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Mississippi Commission and such person may be required to be found suitable. The Mississippi Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Mississippi Commission for a finding of suitability. The Mississippi Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a Registered Corporation's Common Stock. Under certain circumstances, an "institutional investor," as defined by Mississippi Commission policy, which acquires more than 5%, but not more than 10%, of the Registered Corporation's voting securities may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

  The Company may not make a public offering of its securities without the approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes.

  If it were determined that the Mississippi Act was violated by the Mississippi Subsidiary, the licenses it holds could be limited, condition, suspended or revoked, subject to compliance with certain statutory and regulatory procedures, which action, if taken, could materially adversely affect the Company's manufacturing and distribution.

  Federal Regulation. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company is required to register and renew its registration annually. The Company has complied with such registration requirements. In addition, various record keeping equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

  Native American Gaming. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. As a precondition to gaming involving gaming machines, IGRA requires that the tribe and the state have entered into a written agreement (a "tribal-state compact") that specifically authorizes such gaming, and that has been approved by the Secretary, with notice of such approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, and shareholders.

  Application of Future or Additional Regulatory Requirements. In the future, the Company intends to seek the necessary registrations, licenses, approvals and findings of suitability for the Company, its product and its personnel in other U.S. and foreign jurisdictions in which the Company identifies significant sales potential for its product. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary registration, license, approval or finding of suitability, the Company may be prohibited from selling its product for use in the respective jurisdiction or may be required to sell its product through other licensed entities at a reduced profit to the Company.

ITEM 2: PROPERTIES

  In February 1996, the Company moved from its facilities in Saratoga, California to a 28,000 square foot leased facility in Palo Alto, California consisting of 17,000 square feet of office space and 11,000 square feet of manufacturing space. The lease expires in January 2006. In September 1996, the Company occupied a 12,000 square foot office building designated primarily for its sales and support organization in Las Vegas, Nevada. The lease expires in October 1997. In January 1997, the Company executed a lease for an additional 29,000 square foot manufacturing facility in Mountain View, California commencing in March 1997 and expiring in February 2006. Also in January 1997, the Company entered into leases for up to 4,000 square feet of office space for sales and support in Reno, Nevada.

  In connection with the Company's occupancy of the Mountain View manufacturing site, the 11,000 square feet in Palo Alto previously allocated to manufacturing will be converted to office space. The Company believes that its existing manufacturing facility is adequate to meet its production requirements through 1998.

ITEM 3: LEGAL PROCEEDINGS

  Inapplicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

                NAME                AGE                 POSITION
                ----                ---                 --------
 Donald J. Massaro................   53 President, Chairman of the Board and
                                        Chief Executive Officer
 Andrew S. Pascal.................   31 Executive Vice President--Marketing and
                                        Game Development
 Thomas E. Carlson................   43 Vice President--Chief Financial Officer
 Karen M. Katz....................   31 Vice President--Sales and Support
 Paul D. Mathews..................   32 Vice President--Government Affairs
 Jeffrey D. Friedberg.............   38 Vice President--Engineering
 H. Paul Kurth....................   60 Vice President--Manufacturing

  Donald J. Massaro has served as a director of the Company since May 1995 and as Chairman of the Board since October 1996. In addition, Mr. Massaro has served as President and Chief Executive Officer since June 1995. Mr. Massaro has over 20 years of general management experience and has been a director and/or chairman of the board of directors for a number of public and private Silicon Valley based technology companies. Prior to joining SGI, Mr. Massaro was Executive Vice President and General Manager of Worldwide Sales and Marketing for Conner Peripherals Inc. ("Conner"), a disk drive manufacturer, from July 1994 to May 1995. From January 1991 to June 1994, Mr. Massaro was Chief Executive Officer of Sjoberg Industries ("Sjoberg"), and Inversion Development Corporation ("Inversion"), manufacturers of environmental products. Sjoberg filed for protection under federal bankruptcy statutes in December 1992 and was acquired by Inversion in March 1993. Prior thereto, he served as President and Chief Executive Officer of Metaphor Computer Systems ("Metaphor"), a company he co-founded in 1982 to develop and manufacture client-server based management information systems. Mr. Massaro's other prior experience includes positions as Corporate Vice President and President of Xerox Corporation's Office Products Division and President and Chief Executive Officer of Shugart Associates, a computer peripherals company he co-founded in 1972.

  Andrew S. Pascal has served as Executive Vice President--Marketing and Game Development since October 1994. He has over 10 years of gaming industry experience with an emphasis in slot marketing, slot merchandising and slot operations. He joined SGI in October 1994 from Mirage Resorts, Incorporated , where he worked from June 1985 to October 1994. Mr. Pascal held the position of Director of Slot Operations and Marketing at The Mirage Hotel and Casino, managing a division consisting of 350 employees and annual revenue in excess of $110 million. Mr. Pascal served on The Mirage's eight-member Operating Committee, which set operating policy and established the strategic direction for The Mirage and its 7,300 employees, from September 1992 to October 1994. Prior to the opening of The Mirage Hotel and Casino, Mr. Pascal served as the Director of Slot Marketing for the Golden Nugget Casino-Hotel.

  Thomas E. Carlson joined SGI in May 1995 from Conner, where from November 1994 to February 1995 he held the position of Worldwide Research and Development and Launch Manufacturing Controller. From January 1991 to October 1994 he was Chief Financial Officer of Sjoberg and Inversion. Sjoberg filed for protection under federal bankruptcy laws in December 1992 and was ultimately acquired by Inversion in March 1993. From 1984 to 1990 Mr. Carlson held various positions at Metaphor, including Director of Financial Planning and Corporate Controller.

  Karen M. Katz joined SGI in July 1995 from Conner, where from August 1994 to July 1995 she held the position of Director of Strategic Programs and was responsible for developing and implementing the programs and systems for managing its $2.5 billion disk drive and tape drive businesses. Prior to her promotion to Director of Strategic Programs, from July 1993 to July 1994 Ms. Katz served as Conner's Director of Corporate Sales and was responsible for the global sales management of the Sun Microsystems, Inc. and Digital Equipment Corporation accounts. Prior to joining Conner in October 1991, Ms. Katz was a member of the technical staff at AT&T Bell Laboratories.

  Paul D. Mathews joined SGI in November 1995 from Casino Data Systems, a designer and manufacturer of casino management information systems and gaming devices, where from March 1995 to November 1995 he was Director of Regulatory Compliance responsible for corporate and product licensing in all gaming jurisdictions. Prior to joining Casino Data Systems, Mr. Mathews spent five years with the Nevada State Gaming Control Board in the Corporate Securities and Investigation Divisions.

  Jeffrey D. Friedberg joined SGI in March 1995 as Director of Software Development, a position he held until May 1996, when he was elected Vice President-Engineering. From December 1994 to March 1995, he worked at Apple Computers, Inc. as a consultant identifying third party graphics acceleration strategies. From May 1991 to November 1994, Mr. Friedberg worked at Kubota Graphics Corporation, a manufacturer of graphics supercomputers and workstations, where he held various positions including Director of Graphics Software Development. From October 1986 to May 1991, Mr. Friedberg served as a Principal Engineer with Digital Equipment Corporation.

  H. Paul Kurth joined SGI in November 1995 from Edge Diagnostic Systems, a manufacturer of computerized automotive diagnostic systems, where he was the founder and Vice President of Operations responsible for product design, fabrication and manufacturing from January 1988 to June 1994. Prior to founding Edge Diagnostic Systems, Mr. Kurth founded Vertex Peripherals, a manufacturer of high-performance, high-capacity disk drives.

                                    PART II

  Portions of the information required by Part III of Form 10-K are incorporated by reference to portions of the Company's 1996 Annual Report. Except for the information specifically incorporated by reference, the Company's 1996 Annual Report is not be deemed filed as part of this Report.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The information under "Stock Price History" set forth in the 1996 Annual Report is incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

  The information under "Selected Consolidated Financial Data" set forth in the 1996 Annual Report is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information under "Management's Discussion and Analysis of Financial Condition and Results of Operation" set forth in the 1996 Annual Report is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information contained in the 1996 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statement of Operations," "Consolidated Statements of Shareholders' Equity (Deficiency)," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  In November 1995, the Company engaged Deloitte & Touche LLP ("Deloitte") as its independent auditor and dismissed its former auditor, Coopers & Lybrand L.L.P. ("Coopers"). The decision to change auditors was approved by the Company's Board of Directors. Since the Company's inception, there has been no auditors' report on the Company's financial statements containing an adverse opinion or disclaimer of opinion or that was qualified or modified as to uncertainty, audit scope or accounting principles. During such period, there were no disagreements with Coopers on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Coopers' satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Further, during this period, there were no events of the type required to be reported pursuant to Item 304(a)(1)(v) of Regulation S-K. During the period from inception through November 1, 1995, the Company did not consult Deloitte on items that involved either the Company's accounting principles or the form of its audit opinion.

                                   PART III

  Portions of the information required by Part III of Form 10-K are incorporated by reference to portions of the Company's definitive Proxy Statement to be filed with the Commission in connection with the 1996 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file not less than 120 days after the end of the fiscal year covered by this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth in the Proxy Statement under the captions "Proposal One--Election of Directors-Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed in connection with its 1997 annual meeting of shareholders (the "Proxy Statement") and the information set forth in Item I of this Report under the caption "Executive Officers" is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

(1) Consolidated Financial Statements. The following consolidated financial statements and related notes, together with the report thereon of Deloitte & Touche LLP, independent public accountants, are incorporated herein by reference from the Annual Report.

                                                                 ANNUAL REPORT
                                                                  PAGE NUMBER
                                                                 -------------
   Consolidated Balance Sheets at December 31, 1995 and 1996....       34
   Consolidated Statements of Operations for the year ended
    March 31, 1995, the nine-month period ended December 31,
    1995, the year ended December 31, 1996 and cumulative.......       35
   Consolidated Statements of Shareholders' Equity (Deficiency)
    for the period from inception (July 27, 1993) through
    December 31, 1996...........................................       36
   Consolidated Statements of Cash Flows for the year ended
    March 31, 1995, the nine-month period ended December 31,
    1995, the year ended December 31, 1996 and cumulative.......       37
   Notes to Consolidated Financial Statements...................       38
   Independent Auditors' Report.................................       45

  (2) Financial Statement Schedule.

  Schedules have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

  (3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Report:

(b) REPORTS ON FORM 8-K:

  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in the City of Palo Alto, County of Santa Clara, State of California, on the 28th day of March, 1997.

                                                  Silicon Gaming, Inc.

                                                   /s/ Donald J. Massaro
                                          By___________________________________
                                               DONALD J. MASSARO PRESIDENT,
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                     EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, ths report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                        TITLE                 DATE

        /s/ Donald J. Massaro          President, Chairman      March 28, 1997
-------------------------------------   of the Board and
          DONALD J. MASSARO             Chief Executive
                                        Officer (Principal
                                        Executive Officer)

        /s/ Thomas E. Carlson          Vice President--         March 28, 1997
-------------------------------------   Chief Financial
          THOMAS E. CARLSON             Officer (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Robert M. Fell            Director                 March 28, 1997
-------------------------------------
           ROBERT M. FELL

          /s/ William Hart             Director                 March 20, 1997
-------------------------------------
            WILLIAM HART

         /s/ Kevin R. Harvey           Director                 March 28, 1997
-------------------------------------
           KEVIN R. HARVEY

         /s/ David S. Morse            Director                 March 28, 1997
-------------------------------------
           DAVID S. MORSE

        /s/ Joseph S. Piemont          Director                 March 20, 1997
-------------------------------------
          JOSEPH S. PIEMONT

         /s/ Thomas J. Volpe           Director                 March 24, 1997
-------------------------------------
           THOMAS J. VOLPE

                               INDEX TO EXHIBITS

 EXHIBIT                               DESCRIPTION
 -------                               -----------
  3.1(1)  Amended and Restated Articles of Incorporation of the Registrant.
  3.2(2)  Bylaws of the Registrant.
 10.1(2)  Amended and Restated 1994 Stock Option Plan, as amended.
 10.2(2)  Lease Agreement dated September 14, 1995, between the Registrant and
          Demmon Family Partnership.
 10.3(2)  Founders Stock Purchase Agreements dated September 14, 1993, between the Registrant and Robert M. Fell and David S. Morse, respectively.
 10.4(2)  Series A Preferred Stock Purchase Agreement dated as of May 12, 1994.
 10.5(2)  Series B Preferred Stock Purchase Agreement dated as of August 10,
          1995.
 10.6(3)  Series C Preferred Stock Purchase Agreement dated as of March 21,
          1996, as amended May 29, 1996.
 10.7(2)  Second Amended and Restated Rights Agreement dated as of March 21,
          1996.
 10.8(2)  Master Equipment Lease Agreement dated October 6, 1995, between the
          Registrant and Lighthouse Capital Partners, L.P.
 10.9(2)  Letter Agreement dated December 8, 1994, between the Registrant and
          IDEO Product Development providing for product development.
 10.10(2) Side Letter Agreement dated March 21, 1996, between the Registrant and the Interpublic Group of Companies, Inc.
 10.11(2) Side Letter Agreement dated March 21, 1996, between the Registrant and Station Casinos, Inc.
 10.12(2) ASIC Design and Development Agreement dated January 1995 between the
          Registrant and RAVIcad, Inc.
 10.13(2) License Agreement dated February 6, 1995, between the Registrant and
          RAVIcad, Inc.
 10.14(2) ASIC Design and Development Agreement dated February 15, 1995, between the Registrant and RAVIcad, Inc.
 10.15(2) OEM Master License Agreement dated April 17, 1996, between the
          Registrant and RSA Data Security, Inc.
 10.16(2) Agreement dated March 26, 1996, between the Registrant and MICROID
          Research.
 10.17(2) Management Services Agreement by and between the Registrant and
          Interactive Partners.
 10.18(3) Employment Agreement dated May 25, 1995, by and between the
          Registrant and Donald J. Massaro.
 10.19(2) 1996 Employee Stock Purchase Plan.
 10.20(2) 1996 Outside Directors Stock Option Plan.
 10.21(3) Software License Agreement dated June 20, 1996 between the Registrant and Duck Corporation.
 10.22    Lease Agreement dated August 14, 1996, between the Registrant and
          Interactive Flight Technologies, Inc.
 10.23    Lease Agreement dated January 1997, between the Registrant and The
          Prudential Insurance Company of America.
 10.24    Lease Agreement dated January 23, 1997, between the Registrant and
          Johnny Ribeiro.
 10.25    Lease Agreement dated January 23, 1997, between the Registrant and
          The Ribeiro Corporation.
 11.1     Statement of Computation of Loss Per Share.
 13.1     Portions of 1996 Annual Report to Shareholders.
 16.1(1)  Letter re change in certifying accountant.
 21.1     Subsidiaries of the registrant.
 23.1     Consent of Deloitte & Touche LLP.
 27       Financial Data Schedule.

--------
(1) Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10 (No. 0-28294) filed with the Commission on April 24, 1996 (the "Form 10").
(2) Incorporated by reference to identically numbered exhibit to the Form 10.
(3) Incorporated by reference to identically numbered exhibit to Registrant's Registration Statement on Form S-1 (No. 333-4793), which became effective on July 30, 1996.