Form 10-Q
period 1997-03-31
SILICON GAMING INC
filed 1997-05-15
CIK 1013170

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER 0-28294


                             SILICON GAMING, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        CALIFORNIA                                             77-0357939
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             11,004,766 shares of Common Stock, $.001 par value,
                    were outstanding as of April 30, 1997.

                             SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1997

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets--December 31, 1996 and March 31, 1997.................................  3

           Consolidated Statements of Operations--Three Months Ended
           March 31, 1996 and 1997 and Cumulative...........................................................   4

           Consolidated Statements of Cash Flows--Three Months Ended March 31, 1996 and
           1997 and Cumulative..............................................................................   5

           Notes to Consolidated Financial Statements.......................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................................   8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................  15

Item 2.    Changes in Securities............................................................................  15

Item 3.    Defaults Upon Senior Securities..................................................................  15

Item 4.    Submission of Matters to a Vote of Security Holders..............................................  15

Item 5.    Other Information................................................................................  15

Item 6.    Exhibits and Reports on Form 8-K.................................................................  15

           Signature........................................................................................  16


                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                 DECEMBER 31,     MARCH 31,
                                                                                    1996            1997
                                                                                 ------------   -----------
                                                                                               (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash and equivalents......................................................  $     25,583   $    20,402
     Short term investments....................................................         9,683         7,207
     Inventories...............................................................           477         2,999
     Prepaids and other........................................................           812           793
                                                                                 ------------   -----------
          Total current assets.................................................        36,555        31,401
PROPERTY AND EQUIPMENT, NET....................................................         3,046         4,779
OTHER ASSETS, NET..............................................................            45           204
                                                                                 ------------   -----------
                                                                                 $     39,646   $    36,384
                                                                                 ============   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable..........................................................  $      1,158   $     2,355
     Accrued liabilities.......................................................           987           803
     Current portion of capital lease obligations..............................           207           233
                                                                                 ------------   -----------
          Total current liabilities............................................         2,352         3,391
                                                                                 ------------   -----------
DEFERRED RENT..................................................................           133           173
CAPITAL LEASE OBLIGATIONS......................................................           645           577
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473 shares authorized at March 31,
   1997; shares outstanding at December 31, 1996
   and March 31, 1997--6,384,473................................................        6,455         6,455
                                                                                 ------------   -----------
SHAREHOLDERS' EQUITY
     Common Stock, $.001 par value; 50,000,000 shares authorized; shares outstanding: December 31, 1996--10,608,105; March 31, 1997--
        10,673,397.............................................................        49,873        50,231
     Notes receivable from shareholders........................................          (221)         (214)
     Unrealized gain on investments............................................            23            47
     Deficit accumulated during the development stage..........................       (19,614)      (24,276)
                                                                                 ------------   -----------
          Total shareholders' equity...........................................        30,061        25,788
                                                                                 ------------   -----------
                                                                                 $     39,646   $    36,384
                                                                                 ============   ===========

                See notes to consolidated financial statements.

                             SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       CUMULATIVE
                                                                     FROM INCEPTION
                                                                        (JULY 27,
                                             THREE MONTHS ENDED          1993)
                                          -----------------------       THROUGH
                                           MARCH 31,    MARCH 31,       MARCH 31,
                                             1996         1997            1997
                                          -----------   -----------    -----------
OPERATING EXPENSES:
     Research and development.........    $     1,242  $      2,007    $    13,792
     Manufacturing development........            323           941          3,399
     Selling, general and
        administrative................            772         2,126          8,466
                                          -----------   -----------    -----------
          Loss from operations........          2,337         5,074         25,657
     Interest income, net.............             (1)         (412)        (1,381)
                                          -----------   -----------    -----------
NET LOSS                                  $     2,336  $      4,662    $    24,276
                                          ===========  ============    ===========

NET LOSS PER SHARE                        $     (0.26) $      (0.44)
                                          ===========  ============

SHARES USED IN COMPUTATION                      9,002        10,668
                                          ===========  ============

                See notes to consolidated financial statements.

                             SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                         CUMULATIVE
                                                                                                       FROM INCEPTION
                                                                          THREE MONTHS ENDED           (JULY 27, 1993)
                                                                    ------------------------------        THROUGH
                                                                       MARCH 31,       MARCH 31,          MARCH 31,
                                                                         1996             1997              1997
                                                                    -------------    -------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss....................................................   $      (2,336)   $      (4,662)      $  (24,276)
     Reconciliation to net cash used in operating activities:
         Depreciation and amortization...........................             105              314            1,167
         Deferred rent...........................................              32               40              173
         Common and preferred stock issued for services..........               2              --               265
         Accrued interest exchanged for preferred stock..........             --               --                10
         Loss on sale of property................................             --               --                33
     Changes in assets and liabilities:
         Inventories.............................................             --            (2,522)          (2,999)
         Prepaids and other......................................              90               19             (793)
         Other assets, net.......................................               7             (159)            (188)
         Accounts payable........................................              65            1,197            2,355
         Payable to related party................................              (5)             --               --
         Accrued liabilities.....................................            (105)            (184)            803
                                                                    -------------    -------------       ----------
         Net cash used in operating activities...................          (2,145)          (5,957)         (23,450)
                                                                    -------------    -------------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment.......................            (586)          (2,047)          (5,977)
     Proceeds from sale of assets................................             --               --                 7
     Purchase of short-term investments..........................             --            (1,250)         (15,560)
     Sales and maturities of short-term investments..............             --             3,750            8,400
                                                                    -------------    -------------       ----------
       Net cash provided by (used in) investing activities.......            (586)             453          (13,130)
                                                                    -------------    -------------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock, net of notes receivable...............               2              358           33,220
     Sale of redeemable convertible preferred stock, net of
       issuance costs............................................           7,499              --            20,881
     Collection of note receivable...............................             --                 7               21
     Proceeds from notes payable to shareholders.................             --               --             2,186
     Payment on notes payable to shareholders....................             --               --              (136)
     Proceeds from sale/leaseback of property and equipment......             508              --             1,000
     Repayment of capital lease obligation.......................             (20)             (42)            (190)
                                                                    -------------    -------------       ----------
         Net cash provided by financing activities...............           7,989              323           56,982
                                                                    -------------    -------------       ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..................           5,258           (5,181)          20,402
     Beginning of period.........................................           2,399           25,583               --
                                                                    -------------    -------------       ----------

     End of period...............................................  $        7,657    $      20,402       $   20,402
                                                                    ==============    =============       ==========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for interest....................  $            9    $          21       $      103
                                                                   ==============    =============       ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common and preferred stock for notes receivable.  $          119    $          --       $      252
                                                                   ==============    =============       ==========

     Cancellation of preferred stock and related notes receivable  $          --     $          --       $       17
                                                                   ==============    =============       ==========

     Conversion of note payable to shareholder to preferred stock  $          --     $          --       $    2,050
                                                                   ==============    =============       ==========

     Issuance of common warrants.................................  $          --     $          --       $       25
                                                                   ==============    =============       ==========

     Conversion of preferred stock, net of issuance costs, to
       common stock on initial public offering...................  $           --    $          --       $   16,748
                                                                   ==============    =============       ==========


                 See notes to consolidated financial statements

                             SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three-month periods ended March 31, 1996 and 1997, and cumulative, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1997, and cumulative, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the period ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       DECEMBER 31,    MARCH 31,
                                                          1996           1997
                                                       -----------     --------
       Raw materials..................................   $  307        $   890
       Work in Process................................      170            646
       Finished Goods.................................       --          1,463
                                                         ------        -------
                                                         $  477        $ 2,999
                                                         ======        =======


3.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding subsequent to the Company's intitial public offering in 1996. Common share equivalents including stock options, warrants and redeemable convertible preferred stock have been excluded, as their effect would be antidilutive. Pursuant to rules of the Securities and Exchange Commission Staff, all common and common equivalent shares issued by the Company at a price less than the initial public offering price during the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for all periods presented prior to the July 1996 initial public offering.

                             SILICON GAMING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.   RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and at that time will restate earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

     IF SFAS 128 had been in effect during the current and prior year periods, EPS for the quarters ended March 31, 1996 and 1997 would not have been significantly different than currently reported.


5.   SUBSEQUENT EVENTS

     Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have notified the Company of their election to convert shares of Nonvoting Preferred to Common Stock. The Nonvoting Preferred is convertible into Common Stock upon 75 days' prior written notice. Pursuant to these conversion notices, 339,453 shares of Common Stock were issued in April 1997 and an additional 110,000 shares of Common Stock will be issued in May 1997 upon conversion of shares of Nonvoting Preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     THIS DISCUSSION INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE REFERRED TO IN THE RISK FACTORS SECTION BELOW AND ELSEWHERE HEREIN AND CONTAINED IN THE COMPANY'S PREVIOUSLY FILED ANNUAL REPORT ON FORM 10-K, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Report and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Company was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. Since its formation, the Company has been in the development stage, and its principal activities have consisted of assembling a technical, marketing and executive staff, developing its gaming platform and related gaming and support software, raising capital, and initiating applications for regulatory approvals in Nevada and other jurisdictions to manufacture and distribute its gaming devices. To date, the Company has generated no sales or other revenue and has had negative operating cash flows.

     The Company's first commercial product, the Odyssey(TM), was approved for product field testing in Nevada in December 1996. Following the completion of field testing, the product was approved for sale to licensed casinos in Nevada by the Nevada Gaming Commission on March 20, 1997. Accordingly, the Company is now commencing the next phase in its transition to making commercial sales of its product. In the first quarter of 1997, the Company's product was installed on casino floors on a trial basis, consistent with industry practice, for a period of 45 days before a sales decision is made by the customer. The Company continues to manufacture commercial units and, in the second quarter of 1997, the Company intends to transition from the development stage and commence commercial distribution of its product. The Company plans to limit distribution of its product in 1997, however, in order to carefully monitor reactions to its platform, game software and product support features. In 1998, the Company expects to broaden the marketing and sales of its product; thus, the Company believes that 1998 will be the first year in which a reasonable assessment can be made of its product's commercial potential. Future revenue, profits, and cash flows will depend on market acceptance of the Company's product, the ability of such product to generate higher revenue for casinos as compared to competitive products and the technical performance of the Company's product. The Company's success will also depend on, among other factors, the Company's ability to attract, retain and motivate qualified personnel and meet all the initial and ongoing licensing requirements in key jurisdictions.


RESULTS OF OPERATIONS

     The Company is in the development stage and has not generated any revenue to date. The Company had net losses of $2,336,000, $4,662,000 and $24,276,000 for the quarters ended March 31, 1996 and 1997, and cumulative since inception, respectively. To date, the Company has focused its resources on product development, including system hardware and software, game concept development and software coding, hiring additional marketing and administrative staff. In addition to increasing expenditures in research and development, the Company will need to incur significant expenses and other costs associated with the commencement of manufacturing operations and building sales, support and administrative infrastructure.

     In the first quarter of 1997, the Company installed 78 units on casino floors on a trial basis, consistent with industry practice, for a period of 45 days before a sales decision is made by the customer. In the second quarter of 1997, the Company intends to transition from the development stage; if its product proves acceptable to casino operators, the Company expects to recognize revenue from product sales in that quarter. The Company is continuing to manufacture units for commercial distribution and expects shipment volume to increase in the second quarter of 1997. The Company's plan for 1997 is to limit the number of units it sells so that it can collect feedback from casino operators and gaming patrons before commencing a full roll-out of its product. Accordingly, the Company expects only limited revenue in 1997 and expects to incur substantial losses and negative operating cash flows at least through the second quarter of 1998.

     The Company believes that operating expenses will increase in the future as it continues to develop its product and emerges from the development stage to begin commercial operations, including manufacturing, marketing and sales. Accordingly, the Company expects that future results will differ materially from, and may not be comparable to, prior periods.

     RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, early prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $1,242,000 and $2,007,000 for the quarters ended March 31, 1996 and 1997, respectively. Increases over the periods have resulted from the incremental hiring of personnel, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. The Company believes that a significant level of R&D expense is required due to the technical nature of the product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and that these costs will continue to increase in absolute dollars in future periods.

     MANUFACTURING DEVELOPMENT

     Manufacturing development expenses include payroll and related costs for manufacturing personnel, overhead costs, reserves against inventory and depreciation. Manufacturing development expenses were $323,000 and $941,000 for the quarters ended March 31, 1996 and 1997, respectively. Manufacturing expenses are expected to increase through 1997 as the Company expands its manufacturing capacity and infrastructure to produce its product in greater commercial quantities. Upon commencement of sales of its product, manufacturing costs will be matched to the corresponding revenue or included in inventory prior to product sale. Due to the significant resources required to manufacture its product and the early stage of its manufacturing processes, the Company believes the fixed costs associated with its manufacturing activities will increase significantly in absolute dollars in future periods.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel and sales and marketing personnel, overhead costs, legal and associated costs, costs associated with obtaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $772,000 and $2,126,000 for the quarters ended March 31, 1996 and 1997, respectively. Increases over the periods result from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions. SG&A expenses are expected to increase substantially in absolute dollars as the Company invests in sales and marketing activities to launch its product and in administrative personnel to support its growing infrastructure and comply with regulatory requirements.

     INCOME TAXES

     The Company has not been required to pay income taxes due to its net operating losses in each period since inception. A valuation allowance has been recorded for any deferred tax assets due to uncertainties regarding the realization of these assets resulting from the lack of earnings history of the Company. Due to changes in ownership, as defined by Section 382 of the Internal Revenue Code, that may have resulted from the sale of Series B and Series C Redeemable Convertible Preferred Stock in private placements and the sale of Common Stock in the Company's initial public offering, the annual deductibility of a substantial portion of the Company's federal and state net operating loss and tax credit carryforwards may be limited.


LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through the issuance of Common Stock in its initial public offering, private placements of Redeemable Convertible Preferred Stock and loans from shareholders which were subsequently converted to Redeemable Convertible Preferred Stock. In August 1996, the Company completed its initial public offering, in which the Company received proceeds, net of underwriting discounts and offering expenses, of $32,855,000. Through March 31, 1997, the amounts raised in the private placements of Redeemable Convertible Preferred Stock, net of issuance costs, totaled $22,943,000. As of March 31, 1997, the Company had $27,609,000 of cash and equivalents and short-term investments to fund operations.

     The Company's operating activities used cash of $2,145,000 and $5,957,000 for the quarters ended March 31, 1996 and 1997, respectively. Cash used in operating activities primarily reflects net losses, partially offset by depreciation and amortization, and changes to working capital.

     From inception through March 31, 1997, the Company acquired a total of $5,977,000 in fixed assets, primarily computer equipment, of which $1.0 million was financed under a capital lease.

     In the future, the Company expects to significantly increase cash used in operating activities in order to commence commercial production and distribution of its product, enhance manufacturing capabilities, expand sales and support operations, increase research and development activities and add administrative infrastructure. The Company believes that its cash on hand will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion. However, the Company may need to raise additional funds to finance more rapid expansion, to develop its product, to respond to competitive pressures or to acquire complementary products, businesses or technologies. No assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its shareholders. If adequate funds are not available to satisfy either the short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the response of competitors to the Company's product, and the ability of the Company to satisfy the licensing requirements in various jurisdictions applicable to the Company, its product, and in some jurisdictions, its officers, directors, employees or principal shareholders.


RISK FACTORS

     UNCERTAIN MARKET ACCEPTANCE; RISK OF TECHNICAL ERRORS; SINGLE PRODUCT.
To achieve commercial success, the Company's product must be accepted both by casino operators and by gaming patrons. Because acceptance of the product by casino operators will ultimately depend on win per machine, the Company believes that its ultimate success will depend on player acceptance. The Company's first product, the Odyssey(TM), has only been installed in casinos for a limited period and the Company has only limited market studies and player data to support its belief that the product will be accepted by slot players. There can be no assurance that the product will be accepted by casino patrons. Initial player interest in the product may be affected by its novel design in addition to any inherent advantages it may have over competing platforms and may therefore not be indicative of the long-term success of the product in the marketplace. Player preferences are highly subjective, vary substantially among geographic and demographic markets and are subject to unpredictable change.

Because the Company's product offers features not found on traditional slot machines, it may not appeal to the player for whom familiarity and predictability are important considerations.

     The Company plans to sell the Odyssey(TM) at prices that are substantially higher than the prices of competing products. In light of these higher sale prices, coupled with the Company's status as a new and relatively small entrant in a market dominated by larger companies, the product's success will require that it demonstrate superior, as opposed to merely comparable, win per machine when compared to traditional slot machines and other gaming platforms offered by more established competitors. Although several casinos have agreed to purchase or to install and evaluate the Company's product, any additional purchases of the product by these casinos, or others that may conduct similar evaluations in the future, will be subject to the superior performance of the product on the casino floor.

     The Odyssey(TM) has been licensed for manufacture, distribution and sale only in Nevada and the Company has only recently commenced trial installations. Because of the limited opportunity for the Company to test its product under long-term play conditions, there can be no assurance that a substantial technical difficulty with, or an undetected error in, the Company's software or hardware will not arise, possibly resulting in unanticipated costs, production delays or delays in product licensing.

     The Company's success will depend on the success of a single product, the Odyssey(TM). Because sales of this product will comprise the Company's only source of revenue in the foreseeable future, any interruption in these sales due to a technical problem will prevent the Company from earning revenues unless and until the cause of such interruption can be remedied. Moreover, should the product fail to win broad acceptance in the market, the Company's business, financial condition and results of operation would be materially and adversely affected, and investors would be exposed to the loss of all or a substantial portion of their investment.

     REGULATORY APPROVAL. The Company will be required to obtain and maintain the necessary licenses, approvals, findings of suitability and product approvals in all jurisdictions in which it intends to distribute its product. The licensing and approval processes can involve extensive examination of the Company and its officers, directors, employees, principal shareholders and product, and can require significant expenditures of time and resources by the Company. Distribution of gaming devices in U.S. gaming jurisdictions generally requires both corporate approval and product approval. The Company and certain of its subsidiaries have received the requisite corporate approvals in Nevada, Mississippi, Missouri and Colorado. The Company has also applied for corporate approval in New Jersey and intends to file for approval in other jurisdictions where its product can be sold legally. The Company's initial product, the Odyssey(TM), was approved for sale in Nevada on March 20, 1997. The Company has submitted its product for testing in Mississippi and New Jersey and with Gaming Laboratories International, Inc., an independent testing facility. There can be no assurance that the product will be approved in any additional jurisdiction. The regulations relating to company and product licensing are subject to change, and other jurisdictions, including the federal government, may elect to regulate or tax gaming activities. The Company cannot predict the nature of any such changes or their impact on the Company.

     Any beneficial holder of the Company's Common Stock may be subject to investigation by any gaming authority in any jurisdiction in which the Company does business if such authorities have reason to believe that such ownership may be inconsistent with the gaming policies of that jurisdiction. Persons who acquire beneficial ownership of more than certain designated percentages of the Common Stock may be subject to certain reporting and qualification procedures. In addition, changes in control of the Company and certain other corporate transactions may not be effected without the prior approval of gaming authorities in other jurisdictions in which the Company plans to do business. Such provisions could adversely affect the marketability of the Company's Common Stock or prevent certain corporate transactions, including mergers or other business combinations.

     In order to comply with the existing technical standards in certain gaming juristictions including Nevada and Colorado, the Company currently stores its game software and Machine Management System(TM) on an internal hard disk drive which is not alterable through the circuitry or programming of the gaming device itself. In the future, the Company intends to pursue the use of a writeable internal disk drive in order to facilitate the electronic distribution of software and to retain large quantities of game play history. Although the Company believes that the Nevada gaming authorities may modify the technical standard in a manner that will permit writeable storage media, there can be no assurance that such modifications will occur in the near future or at all, or that a similar modification will be made to the regulations of any other jurisdiction.

     DEVELOPMENT STAGE COMPANY; EXPECTATION OF LOSSES; NEGATIVE CASH FLOWS.
The Company was founded in July 1993 and, as a development stage company, has not yet generated revenue from product sales or other sources. As of March 31, 1997, the Company had cumulative net losses since inception of $24,276,000, and the Company expects to continue to incur substantial losses and negative operating cash flows at least through mid-1998. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business and the competitive and regulatory environment in which the Company must operate. Through the end of 1996, the Company's operations focused primarily on product development, and the Company had little or no experience in the areas of manufacturing, sales, product distribution or customer support. Accordingly, it is not possible to estimate future operating expenses and revenue based upon historical operating performance. Operating results will depend, in part, on matters over which the Company has no control, including, without limitation, the ability of the Company to obtain the licenses necessary to conduct its business, competition, the actual number of orders for its product, gaming regulations and taxes.

     COMPETITION. The gaming machine industry is characterized by intense competition, which is based on, among other things, a device's ability to generate win per machine through product appeal to players, knowledge of customer requirements such as ease of use, quality of service, support and training, distribution, name recognition and price. In recent years, the gaming machine market has been dominated by International Game Technology ("IGT") which, according to industry sources, captured approximately 75% of the market in 1996. Because of its extensive market presence, distribution capacity, player acceptance and financial, technological and other resources, IGT represents formidable competition. Several other companies, including Bally Gaming International, Inc. ("Bally Gaming"), are established in, or are seeking to enter, the gaming machine business. Companies in historically unrelated industries, such as Sega Enterprises Ltd. ("Sega"), have technological resources that could offer them a competitive advantage in developing multimedia-based gaming machines. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage. If the Company's product displays a potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market share, including price reductions, acceleration of technical development or acquisition of new, competitive technologies. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. There can be no assurance that the Company will be a successful competitor in the gaming machine industry.

     MANAGEMENT OF GROWTH. Execution of the Company's plan of operation will require significant growth. The Company's current plans for growth will place a significant strain on the Company's financial, managerial and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to attract, motivate and train key employees. If the Company's executives are unable to manage growth effectively, the Company's business, operating results and financial condition would be materially and adversely affected.

     DEPENDENCE ON KEY PERSONNEL. The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel and on the ability to attract new key personnel and retain existing key personnel. Competition is intense for highly skilled product development employees in particular. There can be no assurance that the Company will be successful in attracting and retaining such personnel or that it can avoid increased costs in order to do so. In addition, the Company's officers and key employees are not bound by noncompetition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will not leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's operating results and financial condition. The Company currently maintains a "key-man" life insurance policy in the amount of $3 million on the life of Andrew S. Pascal, the Company's Executive Vice President--Marketing and Game Development.

     LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF LITIGATION.
The Company regards its product as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its proprietary rights. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. In addition, the protections offered by trademark, copyright and trade secret laws would not prevent a competitor from designing games having appearance and functionality that closely resemble the Company's games. At present, the Company's principal proprietary technology consists of its game authentication algorithm, which is designed to inhibit the ability of any person to tamper with the game software resident in its product, and its random number generator algorithm, which determines the outcome of each gaming proposition. While the Company believes that these algorithms are unique at present, the algorithms are not patented, and there can be no assurance that a competitor of the Company will not succeed in developing an authentication algorithm or a random number generator algorithm that performs as well as, or better than, the Company's. Although the Company has applied for a U.S. patent with respect to its authentication algorithm, there can be no assurance that such patent will be issued or, if issued, that such patent will not be successfully challenged in subsequent litigation.

     As the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. The Company may also become subject to infringement claims, with or without merit, that are brought by competitors who are motivated by a desire to disrupt the Company's business. Although the Company is not currently aware of any claim that it is infringing upon any intellectual property rights, there can be no assurance that the Company will not face claims, with or without merit, in the future. Any such claims or litigation could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business and financial condition. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

     RAPIDLY CHANGING TECHNOLOGY. The Company's product utilizes hardware components that have been developed primarily for the personal computer and multimedia industries. These industries are characterized by rapid technological change and product enhancements. The Company's ability to remain competitive and retain any technological lead may depend in part upon its ability to continually develop new slot machine games that take full advantage of the technological possibilities of state-of-the-art hardware. Should any current or potential competitor of the Company succeed in developing a competing software-based gaming platform, such competitor could be in a position to outperform the Company in its ability to exploit developments in microprocessor, video or other multimedia technology. The emergence of a suite of slot machine games that is superior to the Company's in any respect could substantially diminish the Company's product sales and thereby have a material adverse effect on the Company's operating results.

     CAPITAL REQUIREMENTS. The Company believes that its cash and equivalents and short-term investments will be sufficient to fund its capital and operating requirements. No assurance can be given, however, that the Company will not be required to seek additional financing to fund its operations. In that event, there can be no assurance that the Company will be able to obtain such financing, or that, if it is able to obtain such financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, the percentage of ownership of the Company's shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights or preferences senior to those of the Common Stock. Moreover, if adequate funds were not available to satisfy the Company's short-term or long-term capital requirements, the Company would be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the response of competitors to the product and the ability of the Company's management and its product to satisfy the corporate licensing and product licensing requirements in various jurisdictions.

     LIMITED MANUFACTURING EXPERIENCE. In order for the Company to be successful, its product, the Odyssey(TM), must be manufactured to meet high quality standards in commercial quantities at competitive prices. The Company has only recently begun to manufacture its product for commercial distribution and has had no prior experience in large scale manufacturing of gaming machines. The transition to large-scale manufacturing will involve various risks and uncertainties including unforeseen costs or assembly difficulties and the possibility that anticipated efficiencies or economies of scale will fail to materialize as the Company begins manufacturing in greater volumes. A failure by the Company to successfully manage this transition would have a material adverse affect on the Company's business, operating results or financial condition.

     DEPENDENCE ON SINGLE-SOURCE SUPPLIERS. The Company currently obtains a number of its system's components from single-source suppliers. In particular, the touchscreen and picture tube that comprise the video display are supplied by MicroTouch Systems, Inc. and Philips Display Components Company, respectively. The Company does not have long-term supply contracts with these suppliers but rather obtains these components on a purchase order basis. Although the design of these components is not unique or proprietary and the Company believes that it could identify alternative sources of supply, if necessary, there can be no assurance that the Company would be able to procure, substitute or produce such components without a significant interruption in its assembly process in the event that these single sources were unable to supply these components. Even where the Company has multiple sources of supply for a component, industry-wide component shortages, such as those that have occurred with various computer components, could significantly delay productivity, increase cost or both. The failure or delay by any supplier to furnish the Company with required components would have a material adverse effect on the Company's business, financial condition and results of operations.

     SLOWING IN TREND TO LEGALIZE GAMING. Growth in demand for slot machines historically has been driven by the opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized. However, in recent years, the legalization of gaming in new jurisdictions has been significantly reduced; therefore, demand based on new openings will be largely limited to new projects in existing markets. There can be no assurance that the slot machine industry will sustain the rate of growth that was possible in the first half of this decade.

     NO DIVIDENDS. The Company has not paid any cash dividends in the past and does not expect to do so in the foreseeable future.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Inapplicable.


ITEM 2. CHANGES IN SECURITIES

     Inapplicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Inapplicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.


ITEM 5. OTHER INFORMATION

     Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have notified the Company of their election to convert shares of Nonvoting Preferred to Common Stock. The Nonvoting Preferred is convertible into Common Stock upon 75 days' prior written notice. Pursuant to these conversion notices, 339,453 shares of Common Stock were issued in April 1997 and an additional 110,000 shares of Common Stock will be issued in May 1997 upon conversion of shares of Nonvoting Preferred.


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


                                   SILICON GAMING, INC.


                                   By  /s/       THOMAS E. CARLSON
                                     ---------------------------------------
                                                 Thomas E. Carlson
                                     Vice President--Chief Financial Officer
                                              (Principal Financial and
                                              Chief Accounting Officer)

Date:   May 15, 1997