Form 10-Q
period 1997-06-30
SILICON GAMING INC
filed 1997-08-14
CIK 1013170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
                                  (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1997

                                      OR

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER 0-28294

                             SILICON GAMING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             77-0357939
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

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

  11,266,582 shares of Common Stock, $.001 par value, were outstanding as of
                                July 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SILICON GAMING, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets--June 30, 1997 and December 31,
         1996............................................................     3
         Consolidated Statements of Operations--Three Months and Six
         Months Ended June 30, 1997 and 1996.............................     4
         Consolidated Statements of Cash Flows--Six Months Ended June 30,
         1997 and 1996...................................................     5
         Notes to Consolidated Financial Statements......................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings...............................................    16
 Item 2. Changes in Securities...........................................    16
 Item 3. Defaults Upon Senior Securities.................................    16
 Item 4. Submission of Matters to a Vote of Security Holders.............    16
 Item 5. Other Information...............................................    16
 Item 6. Exhibits and Reports on Form 8-K................................    17
         Signature.......................................................    18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1996
                                                          --------  ------------
                         ASSETS
CURRENT ASSETS:
  Cash and equivalents..................................  $  8,794    $ 25,583
  Short term investments................................     6,953       9,683
  Accounts receivable...................................     1,215         --
  Inventories...........................................     6,108         477
  Prepaids and other....................................     1,617         812
                                                          --------    --------
    Total current assets................................    24,687      36,555
PROPERTY AND EQUIPMENT, NET.............................     6,846       3,046
OTHER ASSETS, NET.......................................       203          45
                                                          --------    --------
                                                          $ 31,736    $ 39,646
                                                          ========    ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................  $  2,502    $  1,158
  Accrued liabilities...................................     1,549         987
  Deferred revenue......................................       371         --
  Current portion of capital lease obligations..........       258         207
                                                          --------    --------
    Total current liabilities...........................     4,680       2,352
                                                          --------    --------
DEFERRED RENT...........................................       225         133
CAPITAL LEASE OBLIGATIONS...............................       506         645
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473 shares
 authorized at June 30, 1997; shares outstanding: June
 30, 1997--5,710,293; December 31, 1996--6,384,473......     5,924       6,455
                                                          --------    --------
SHAREHOLDERS' EQUITY
  Common Stock, $.001 par value; 50,000,000 shares
   authorized; shares outstanding: June 30, 1997--
   11,119,766; December 31, 1996--10,608,105............    50,779      49,873
  Notes receivable from shareholders....................      (211)       (221)
  Unrealized gain on investments........................        46          23
  Accumulated deficit...................................   (30,213)    (19,614)
                                                          --------    --------
    Total shareholders' equity..........................    20,401      30,061
                                                          --------    --------
                                                          $ 31,736    $ 39,646
                                                          ========    ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS
                                                ENDED        SIX MONTHS ENDED
                                           ----------------  -----------------
                                            JUNE     JUNE               JUNE
                                             30,      30,    JUNE 30,    30,
                                            1997     1996      1997     1996
                                           -------  -------  --------  -------
REVENUE................................... $ 1,665  $   --   $  1,665  $   --
OPERATING EXPENSES:
  Cost of sales and related manufacturing
   expenses...............................   2,321      383     3,262      706
  Research and development................   2,429    2,297     4,436    3,539
  Selling, general and administrative.....   3,120    1,033     5,246    1,805
                                           -------  -------  --------  -------
  Total costs and expenses................   7,870    3,713    12,944    6,050
                                           -------  -------  --------  -------
    Loss from operations..................  (6,205)  (3,713)  (11,279)  (6,050)
  Interest income, net....................     268       66       680       67
                                           -------  -------  --------  -------
NET LOSS.................................. $(5,937) $(3,647) $(10,599) $(5,983)
                                           =======  =======  ========  =======
NET LOSS PER SHARE........................ $ (0.54) $ (0.32) $  (0.98) $ (0.59)
                                           =======  =======  ========  =======
SHARES USED IN COMPUTATION................  10,979   11,516    10,837   10,222
                                           =======  =======  ========  =======


                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                             ------------------
                                                             JUNE 30,  JUNE 30,
                                                               1997      1996
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................. $(10,599) $(5,983)
  Reconciliation to net cash used in operating activities:
    Depreciation and amortization...........................      737      230
    Deferred rent...........................................       92       66
    Stock issued for services...............................       --      263
  Changes in assets and liabilities:
    Accounts receivable.....................................   (1,215)     --
    Inventories.............................................   (5,631)     --
    Prepaids and other......................................     (805)    (482)
    Other assets, net.......................................     (158)       8
    Accounts payable........................................    1,344      577
    Accrued liabilities.....................................      562      (57)
    Deferred revenue........................................      371      --
                                                             --------  -------
      Net cash used in operating activities.................  (15,302)  (5,378)
                                                             --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................   (4,537)  (1,057)
  Proceeds from sale of assets..............................      --       --
  Purchase of short-term investments........................   (2,977)     --
  Sales and maturities of short-term investments............    5,730      --
                                                             --------  -------
      Net cash used in investing activities.................   (1,784)  (1,057)
                                                             --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of notes receivable.............      375        2
  Sale of redeemable convertible preferred stock, net of
   issuance costs...........................................      --    14,457
  Collection of note receivable.............................       10      --
  Proceeds from sale/leaseback of property and equipment....      --       667
  Repayment of capital lease obligations....................      (88)     (59)
                                                             --------  -------
      Net cash provided by financing activities.............      297   15,067
                                                             --------  -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.............  (16,789)   8,632
  Beginning of period.......................................   25,583    2,399
                                                             --------  -------
  End of period............................................. $  8,794  $11,031
                                                             ========  =======
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.................. $     51  $    26
                                                             ========  =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common and preferred stock for notes
   receivable............................................... $    --   $   151
                                                             ========  =======
  Conversion of preferred stock to common stock............. $    531  $   --
                                                             ========  =======

                See notes to consolidated financial statements.

                             SILICON GAMING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Through March 31, 1997, the Company was in the development stage and its financial statements were presented in accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises." During the quarter ended June 30, 1997, the Company generated revenue as it commenced commercial sale of its product, Odyssey(TM), and emerged from the development stage.

  Revenues from hardware units and non-renewable software licenses are recognized upon acceptance by the customer after completion of a trial period, or upon shipment of the hardware. Renewable software licenses are recognized ratably over the license period. Amounts due the Company under revenue participation plans with its customers are recognized as revenue is earned. Depreciation of units under such arrangements is the greater of the ratio that current gross revenue bears to total anticipated revenue for such unit or straight-line over three years.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

  Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1996
                                                           -------- ------------
     Raw materials........................................ $ 1,914      $307
     Work in process......................................     234       170
     Finished goods.......................................   3,960       --
                                                           -------      ----
                                                           $ 6,108      $477
                                                           =======      ====

  Finished goods includes completed finished goods, units on trial and participation units.

3. NET LOSS PER SHARE

  Net loss per share is based on the weighted average number of common shares outstanding subsequent to the Company's initial public offering in 1996. Common share equivalents including stock options, warrants and redeemable convertible preferred stock have been excluded, as their effect would be antidilutive. Pursuant to rules of the Securities and Exchange Commission, all common and common equivalent shares issued by the Company at a price less than the initial public offering price during the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for all periods presented prior to the July 1996 initial public offering.

                             SILICON GAMING, INC.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and, No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

  In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and at that time will restate earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, EPS for the three and six months ended June 30, 1997 and 1996 would not have been significantly different than currently reported.

5. SUBSEQUENT EVENTS

  Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have notified the Company of their election to convert shares of Nonvoting Preferred to Common Stock. Each share of Nonvoting Preferred is convertible into .6667 shares of Common Stock upon 75 days' prior written notice. Pursuant to these conversion notices, 100,000 shares of Common Stock were issued in July 1997 and an additional 431,579 shares of Common Stock will be issued in August 1997 upon conversion of shares of Nonvoting Preferred.

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

  The Company was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. Since its formation, the Company's principal activities have consisted of assembling a technical, marketing and executive staff, developing its gaming platform and related gaming and support software, raising capital, and initiating applications for regulatory approvals in Nevada and other jurisdictions to manufacture and distribute its gaming devices, and establish manufacturing and sales operations. During the quarter ended June 30, 1997, the Company commenced commercial sale of its product; however, the Company continues to generate negative operating cash flows.

  The Company's first commercial product, Odyssey(TM), was approved for product field testing in Nevada in December 1996. Following the completion of field testing, the product was approved for sale to licensed casinos in Nevada by the Nevada Gaming Commission on March 20, 1997. During the current quarter ended June 30, 1997, the Company transitioned from the development stage and generated revenue from the commercial distribution and sale of its product. The Company plans to limit distribution of its product in 1997, however, in order to carefully monitor reactions to its platform, game software and product support features. In 1998, the Company expects to broaden the marketing and sales of its product; thus, the Company believes that 1998 will be the first year in which a reasonable assessment can be made of its product's commercial potential. Future revenue, profits, and cash flows will depend on market acceptance of the Company's product, the ability of such product to generate higher revenue for casinos as compared to competitive products, and the technical performance of the Company's product. The Company's success will also depend on, among other factors, the Company's ability to attract, retain and motivate qualified personnel and meet all the initial and ongoing licensing requirements in key jurisdictions.

RESULTS OF OPERATIONS

  The Company transitioned from the development stage and has begun to generate revenue from the commercial sale of its product. The Company had net losses of $5,937,000 and $3,647,000 for the quarters ended June 30, 1997 and 1996, respectively, and $10,599,000 and $5,983,000 for the six months ended June 30, 1997 and 1996, respectively. To date, the Company has focused its resources on product development, including system hardware and software, game concept development and software coding and hiring additional marketing and administrative staff. In addition to increasing expenditures in research and development, the Company will need to incur significant expenses and other costs associated with manufacturing operations and building sales, support and administrative infrastructure.

  The Company is expanding its manufacturing and commercial distribution operations to meet the anticipated increase in sales and shipment volume associated with the full product roll-out. During the quarter ended June 30, 1997, the Company opened a 28,000 square foot manufacturing facility in Mountain View, California. The Company's plan for 1997 is to limit the number of units it sells so that it can collect feedback from casino operators and gaming patrons before commencing a full roll-out of its product. Accordingly, the Company expects only limited revenue in 1997 and expects to incur substantial losses and negative operating cash flows at least through the second quarter of 1998.

  The Company believes that operating expenses will increase in the future as it continues to develop its product and increases commercial operations, including manufacturing, marketing and sales. Accordingly, the Company expects that future results will differ materially from, and may not be comparable to, prior periods.

 Revenue

  During the quarter ended June 30, 1997, the Company commenced sale of its product and transitioned from the development stage. Prior to this period the Company had not generated any revenue. In this quarter the Company generated $1,665,000 in revenue. The Company's initial sales of Odyssey include the hardware platform bundled with a suite of six games, play stoppage entertainment and the Machine Management System(TM). The Company offers two alternative purchase programs, consisting of the sale of hardware bundled with either (1) a single game or a suite of games or (2) a renewable one-year software license, including access to the entire game library for the term of the license. In addition, the Company offers a revenue participation plan that allows the Company to share with casino operators the aggregate win generated by the machines, with 20% going to the Company, subject to a predetermined minimum. The casino accumulates credits which may be applied to the purchase of the machines after a 90 day minimum evaluation period. In addition to these arrangements, the Company continues to install units on casino floors on a trial basis, consistent with industry practice, before a sales decision is made by the customer. The Company ended the quarter with 460 units installed in 35 casinos. Of the 460 unit installed base, revenue was recognized on 235 units with the remaining units still on evaluation. Due to the early stage of the Company's product cycle, the Company believes the revenue generated from future sales will increase significantly after the full roll-out of the Company's product planned for 1998.

 Cost of Sales and Related Manufacturing Expenses

  Cost of sales and related manufacturing expenses include direct costs of product sales, payroll and related costs for manufacturing personnel, overhead costs, reserves against inventory and depreciation. Cost of sales and related manufacturing expenses were $2,321,000 and $383,000 for the quarters ended June 30, 1997 and 1996, respectively, and $3,262,000 and $706,000 for the six months ended June 30, 1997 and 1996, respectively. Due to the Company's commencement of product sales in the current quarter ended June 30, 1997, manufacturing costs were matched to the corresponding revenue or were included in inventory prior to product sale for the three and six month periods ended June 30, 1997. In the corresponding three and six month periods ended June 30, 1996 the Company was in the development stage, without revenue, and manufacturing expenses did not include direct cost of product sales. As a result, the prior periods may differ materially from, and may not be comparable to, current or future periods. Cost of sales and manufacturing expenses are expected to increase through 1997 as the Company increases sales of its product and expands its manufacturing capacity and infrastructure to produce its product in greater commercial quantities. The Company expects to obtain efficiencies with the installation of new tooling equipment in 1997 and thus expects to achieve a reduction in manufacturing costs per unit in future periods. However, aggregate fixed manufacturing costs are expected to increase due to the early stage of the Company's manufacturing process.

 Research and Development

  Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, early prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $2,429,000 and $2,297,000 for the quarters ended June 30, 1997 and 1996, respectively, and $4,436,000 and $3,539,000 for the six months ended June 30, 1997 and 1996, respectively. Increases over the periods have resulted from the incremental hiring of personnel, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. The Company believes that a significant level of R&D expense is required due to the technical nature of the product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and that these costs are expected to increase in absolute dollars in future periods.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and marketing personnel, overhead costs, legal and associated costs, costs associated with obtaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $3,120,000 and $1,033,000 for the quarters ended June 30, 1997 and 1996, respectively, and $5,246,000 and $1,805,000 for the six months ended June 30, 1997 and 1996, respectively. Increases over the periods result from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions and costs associated with the establishment of sales and marketing organizations as the Company commenced commercial distribution of its product. SG&A expenses are expected to increase substantially in absolute dollars as the Company invests in sales and marketing activities to launch its product and in administrative personnel to support its growing infrastructure and comply with regulatory requirements.

 Interest Income and Expenses

  Net interest income and expenses were $268,000 and $66,000 for the quarters ended June 30, 1997 and 1996, respectively, and $680,000 and $67,000 for the six months ended June 30, 1997 and 1996, respectively. Increases over the periods result primarily from increased cash and investments in the current periods, as compared to the comparable periods in the prior year. The Company is currently exploring various debt financing alternatives, which, if pursued, would result in substantial increases in interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

  To date, the Company has financed its operations primarily through the issuance of common stock in its initial public offering, private placements of Redeemable Convertible Preferred Stock and loans from shareholders which were subsequently converted to Redeemable Convertible Preferred Stock. In August 1996, the Company completed its initial public offering in which the Company received proceeds, net of underwriting discounts and offering expenses, of $32,855,000. Through June 30, 1997, the amounts raised in the private placements of Redeemable Convertible Preferred Stock, net of issuance costs, totaled $22,943,000. Net cash provided by financing activities was $297,000 and $15,067,000 for the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997, the Company had $15,747,000 of cash and equivalents and short-term investments to fund operations, as compared to $35,266,000 as of December 31, 1996. The decrease in cash provided by financing activities and cash on hand is primarily due to financing proceeds received from the private placements of Redeemable Convertible Preferred Stock and the initial public offering in the prior year, which was used in the current year.

  Net cash used in operating activities was $15,302,000 for the six months ended June 30, 1997. Cash used in operating activities primarily reflects net losses, partially offset by depreciation and amortization and changes to working capital. The increase in cash used in operating activities is primarily due to increased operating net losses and inventory on hand for the current period. Net cash used in investing activities was $1,784,000 for the six months ended June 30, 1997. Cash used in investing activities primarily reflects the acquisition of fixed assets, primarily computer equipment and software, which is offset in the current period by proceeds from the sale and maturity of short-term investments.

  In the future, the Company expects to increase cash used in operating activities in order to increase commercial production and distribution of its product, enhance manufacturing capabilities, expand sales and support operations, increase research and development activities and add administrative infrastructure. The Company believes that its cash on hand, together with proceeds from additional financing sources which the Company believes are available, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion until the Company is capable of generating positive cash flow from operations. Cash flow from the Company's initial commercial sales has been negatively affected by the revenue participation plan that the Company is offering to its customers. This plan allows the Company to share with its customers the aggregate win generated by the machines, with 20% going to the Company, subject to a predetermined minimum. The customer accumulates credits which may be applied to the purchase of the machines after a 90 day minimum evaluation period. Although the Company expects that this plan will generate significantly higher revenue per unit than conventional sales, the cash flow generated by sales under the plan is spread over the life of each machine. Accordingly, the Company is currently exploring several means of raising capital to finance the roll-out of its product and the expansion of its operations. No assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its shareholders. If adequate funds are not available to satisfy either the short-term or long-term capital requirements, the Company may be required to limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the extent to which the customers choose the revenue participation plan, the response of competitors to the Company's product and the ability of the Company to satisfy the licensing requirements in various jurisdictions applicable to the Company, its product, and in some jurisdictions, its officers, directors, employees or principal shareholders.

RISK FACTORS

  Uncertain Market Acceptance; Risk of Technical Errors; Single Product. To achieve commercial success, the Company's product must be accepted both by casino operators and gaming patrons. Because acceptance of the product by casino operators will ultimately depend on win per machine, the Company believes that its ultimate success will depend on player acceptance. The Company's first gaming platform, Odyssey, has only been installed in casinos for a limited period and the Company has only limited market studies and player data to support its belief that Odyssey will be accepted by slot players. There can be no assurance that Odyssey will be accepted by casino patrons. Initial player interest in the product may be affected by its novel design in addition to any inherent advantages it may have over competing platforms and may therefore not be indicative of the long-term success of Odyssey in the marketplace. Player preferences are highly subjective, vary substantially among geographic and demographic markets and are subject to unpredictable change. Because the Company's product offers features not found on traditional slot machines, it may not appeal to players for whom familiarity and predictability are important considerations.

  The Company sells its machines at prices that are substantially higher than the prices of most competing products. In light of these higher sale prices, coupled with the Company's status as a new and relatively small entrant in a market dominated by larger companies, Odyssey's success will require that it demonstrate superior, as opposed to merely comparable, win per machine when compared to traditional slot machines and other gaming platforms offered by more established competitors. Although several casinos have agreed to purchase or to install and evaluate the Company's product, any additional purchases of the product by these casinos, or others that may conduct similar evaluations in the future, will be subject to the superior performance of the product on the casino floor.

  Odyssey has been licensed for manufacture, distribution and sale only in Nevada and the Company has only recently commenced installing its machines on casino floors. Because of the limited opportunity for the Company to test its gaming platform under long-term play conditions, there can be no assurance that a substantial technical difficulty with, or an undetected error in, the Company's software or hardware will not arise, possibly resulting in unanticipated costs, production delays or delays in product licensing.

  The Company's success will depend on the success of a single product. Because sales of its slot machine and related software will comprise the Company's only source of revenue in the foreseeable future, any interruption in these sales due to a technical problem will prevent the Company from earning revenue unless and until the cause of such interruption can be remedied. Moreover, should Odyssey fail to win broad acceptance in the market, the Company's business, financial condition and results of operations would be materially and adversely affected, and investors would be exposed to the loss of all or a substantial portion of their investment.

  Expectation of Losses; Negative Cash Flows. As of June 30, 1997, the Company had cumulative net losses and the Company expects to continue to incur substantial losses and negative cash flows at least through mid-1998. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, complications and the competitive and regulatory environment in which the Company must operate. To date, the Company's operations have focused primarily on product development, and the Company has had limited experience in the areas of manufacturing, sales, product distribution or customer support. Accordingly, it is not possible to estimate future operating expenses and revenue based upon historical operating performance. Operating results will depend, in part, on matters over which the Company has little or no control, including, without limitation, the ability of the Company to obtain the licenses necessary to conduct its business, competition, the actual number of orders for its product, gaming regulations and taxes.

  Capital Requirements. The Company believes that its cash and equivalents and short-term investments, together with proceeds from additional financing sources which the Company believes are available, will be sufficient to fund its capital and operating requirements until the Company is capable of generating positive cash flow from operations. The Company is currently seeking to raise additional debt or equity financing to fund its product roll-out, expand operations, and fund the adoption of its revenue sharing plan. The cash flow generated under the revenue sharing plan is spread over the life of each machine, and therefore has an adverse effect on the Company's working capital compared to other pricing options. In addition to the financing the Company is currently seeking, the Company may be required to seek additional financing before it achieves positive cash flow. There can be no assurance that the Company will be able to obtain such financing, or that, if it is able to obtain such financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience substantial dilution, and such securities may have rights or preferences senior to those of Common Stock. Moreover, if adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to limit or discontinue its revenue sharing plan, scale back its product roll-out, or limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the extent to which the customers choose the revenue participation plan, the response of competitors to the product, and the ability of the Company's management and its product to satisfy the corporate licensing and product licensing requirements in various jurisdictions.

  Competition. The gaming machine industry is characterized by intense competition that is based on, among other things, a device's ability to generate win per machine through product appeal to players, and knowledge of customer requirements such as ease of use, quality of service, support and training, distribution, name recognition and price. In recent years, the gaming machine market has been dominated by International Game Technology ("IGT") which, according to industry sources, captured approximately 75% of the market in 1996. Because of its extensive market presence, distribution capacity, player acceptance and financial, technological and other resources, IGT represents formidable competition. Several other companies, including Bally Gaming International, Inc. ("Bally Gaming"), are established in, or are seeking to enter, the gaming machine business. Companies in historically unrelated industries, such as Sega Enterprises Ltd. ("Sega"), have technological resources that could offer them a competitive advantage in developing multimedia-based gaming machines. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage in developing multimedia-based gaming machines. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. If Odyssey displays a potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market share, including price reductions, acceleration new product development or acquisition of new, competitive technologies. In the face of such tactics, there can be no assurance that the Company will be a successful competitor in the gaming machine industry.

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

  Limited Protection of Intellectual Property Rights; Risk of Litigation. The Company regards its product as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its proprietary rights. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able effectively to protect its technology from misappropriation by competitors. In addition, the protections offered by trademark, copyright and trade secret laws would not prevent a competitor from designing games having appearance and functionality that closely resemble the Company's games. At present, the Company's principal proprietary technology consists of its game authentication algorithm, which is designed to prevent tampering with the game software that is resident in its product, and its random number generator algorithm, which determines the outcome of each gaming proposition. While the Company believes that these algorithms are unique at present, there can be no assurance that a competitor of the Company will not succeed in developing an authentication algorithm or a random number generator algorithm that performs as well as, or better than, the

Company's. Moreover, although the Company has applied for and received certain patents and trademarks for its intellectual property, there can be no assurance that such patents and trademarks will not be successfully challenged in subsequent litigation.

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

  Limited Manufacturing Experience. In order for the Company to be successful, its product must be manufactured to meet high quality standards in commercial quantities at competitive prices. The Company has only recently begun to manufacture Odyssey for commercial distribution and has had no prior experience in large-scale manufacturing of gaming machines. The transition to large-scale manufacturing of Odyssey will involve various risks and uncertainties including unforeseen costs or assembly difficulties and the possibility that anticipated efficiencies or economies of scale will fail to materialize as the Company begins manufacturing in greater volumes. A failure by the Company to successfully manage this transition would have a material adverse affect on the Company's business, operating results or financial condition.

  Dependence on Single-Source Suppliers. The Company currently obtains a number of its system's components from single-source suppliers. In particular, the touchscreen and picture tube that comprise the video display are supplied by MicroTouch Systems, Inc. and Philips Display Components Company, respectively. The Company does not have long-term supply contracts with these suppliers but rather obtains these components on a purchase order basis. Although the design of these components is not unique or proprietary and the Company believes that it could identify alternative sources of supply, if necessary, there can be no assurance that the Company would be able to procure, substitute or produce such components without a significant interruption in its assembly process in the event that these single sources were unable to supply these components. Even where the Company has multiple sources of supply for a component, industry-wide component shortages, such as those that have occurred with various computer components, could significantly delay productivity, increase costs or both. The failure or delay by any supplier to furnish the Company with required components would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Regulatory Approval. The Company will be required to obtain and maintain the necessary licenses, approvals, findings of suitability and product approvals in all jurisdictions in which it intends to distribute its product. The licensing and approval processes can involve extensive examination of the Company and its officers, directors, employees, principal shareholders and product, and can require significant expenditures of time and resources by the Company. Distribution of gaming devices in U.S. gaming jurisdictions generally requires both corporate approval and product approval. The Company and certain of its subsidiaries have received the requisite corporate approvals in Nevada, Mississippi, Missouri and Colorado. The Company has also applied for corporate approval in New Jersey and intends to file for approval in other jurisdictions where its product can be sold legally. Odyssey was approved for sale in Nevada on March 20, 1997. The Company has submitted Odyssey for testing in Mississippi and New Jersey and with Gaming Laboratories International, Inc., an independent testing facility. There can be no assurance that Odyssey will be approved in any additional jurisdiction. The regulations relating to company and product licensing are subject to change, and other jurisdictions, including the federal government, may elect to regulate or tax gaming activities. The Company cannot predict the nature of any such changes or their impact on the Company. In addition to the initial product approval, the Company is required to submit all software and hardware modifications to the various regulatory laboratories. These modifications normally take between 30 and 45 days to process.

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

  In order to comply with the existing technical standards in certain gaming jurisdictions including Nevada and Colorado, the Company currently stores its game software and Machine Management System on an internal hard disk drive which is not alterable through the circuitry or programming of the gaming device itself. In the future, the Company intends to pursue the use of a writeable internal disk drive in order to facilitate the electronic distribution of software and to retain large quantities of game play history. The interpretation of this feature in Odyssey will require a modification of a technical standard by the Nevada gaming authorities to permit the use of writeable game storage media in slot machines. Although the Company believes that the Nevada gaming authorities may eventually modify this technical standard in such manner, there can be no assurance that such modification will occur in the near future or at all, or that a similar modification will be made to the regulations of any other jurisdiction.

  No Dividends. The Company has not paid any cash dividends in the past and does not expect to do so in the foreseeable future.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Inapplicable.

ITEM 2. CHANGES IN SECURITIES

  Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have converted an aggregate of 674,180 shares of Nonvoting Preferred to an aggregate of 449,453 of Common Stock during the quarter ended June 30, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's 1996 Annual Meeting of Shareholders was held on May 20, 1997. At the meeting the following six persons nominated by management were elected to serve as directors of the Company:

                                                                    SHARES
                                                              ------------------
     NOMINEE                                                  VOTED FOR WITHHELD
     -------                                                  --------- --------
     Donald J. Massaro....................................... 8,459,527  10,783
     Robert M. Fell.......................................... 8,421,995  48,315
     William Hart............................................ 8,459,227  11,083
     Kevin R. Harvey......................................... 8,459,527  10,783
     David S. Morse.......................................... 8,459,527  10,783
     Joseph T. Piemont....................................... 8,459,027  11,283
     Thomas J. Volpe......................................... 8,459,527  10,783

  The following additional items were voted upon at the meeting:

    1. A proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares, to increase the maximum number of shares of Common Stock available for issuance upon exercise of incentive stock options and to limit to 500,000 shares the number of shares of Common Stock subject to options that may be granted to any employee of the Company during any fiscal year was approved by a vote of 7,345,689 shares for, 1,018,317 shares against, 23,470 shares abstaining and 82,834 broker non-votes.

    2. A proposal to ratify the appointment of Deloitte & Touche, LLP as independent auditors of the Company for the fiscal year ending December 31, 1996 was approved by a vote of 8,461,100 shares for, 6,175 shares against, 3,035 shares abstaining and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

  Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have notified the Company of their election to convert shares of Nonvoting Preferred to Common Stock. Each share of Nonvoting Preferred is convertible into .6667 shares of Common Stock upon 75 days' prior written notice. Pursuant to these conversion notices, 100,000 shares of Common Stock were issued in July 1997 and an additional 431,579 shares of Common Stock will be issued in August 1997 upon conversion of shares of Nonvoting Preferred.

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

Date: August 14, 1997