Form 10-Q
period 1997-09-30
SILICON GAMING INC
filed 1997-11-14
CIK 1013170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[XQuarterly]report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the quarterly period ended September 30, 1997

                                      OR

[_Transition]Report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transition period from to

                        COMMISSION FILE NUMBER 0-28294

                               ----------------

                             SILICON GAMING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     77-0357939
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER )

                             2800 W. BAYSHORE ROAD
                              PALO ALTO, CA 94303
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                           TELEPHONE: (415) 842-9000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

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

  12,121,533 shares of Common Stock, $.001 par value, were outstanding as of
                               October 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SILICON GAMING, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets--September 30, 1997 and December 31,
         1996............................................................     3
         Consolidated Statements of Operations--Three Months and Nine
         Months Ended September 30, 1997 and 1996........................     4
         Consolidated Statements of Cash Flows--Nine Months Ended
         September 30, 1997 and 1996.....................................     5
         Notes to Consolidated Financial Statements......................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8
 PART II OTHER INFORMATION
 Item 1. Legal Proceedings...............................................    17
 Item 2. Changes in Securities...........................................    17
 Item 3. Defaults Upon Senior Securities.................................    17
 Item 4. Submission of Matters to a Vote of Security Holders.............    17
 Item 5. Other Information...............................................    17
 Item 6. Exhibits and Reports on Form 8-K................................    17
         Signature.......................................................    18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
  Cash and equivalents..............................   $ 28,055      $ 25,583
  Short term investments............................      3,832         9,683
  Accounts receivable...............................      1,645           --
  Inventories.......................................      8,734           477
  Prepaids and other................................      2,008           812
                                                       --------      --------
    Total current assets............................     44,274        36,555
PROPERTY AND EQUIPMENT, NET.........................      7,747         3,046
OTHER ASSETS, NET...................................      1,788            45
                                                       --------      --------
                                                       $ 53,809      $ 39,646
                                                       ========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................   $  3,107      $  1,158
  Accrued liabilities...............................      3,385           987
  Deferred revenue..................................        915           --
  Current portion of capital lease obligations......        276           207
                                                       --------      --------
    Total current liabilities.......................      7,683         2,352
                                                       --------      --------
DEFERRED RENT.......................................        278           133
CAPITAL LEASE OBLIGATIONS...........................        434           645
SENIOR DISCOUNT NOTES...............................     21,918           --
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473
 shares authorized at September 30, 1997; shares
 outstanding: September 30, 1997-- 4,312,924;
 December 31, 1996--6,384,473.......................      4,591         6,455
                                                       --------      --------
SHAREHOLDERS' EQUITY
  Common Stock, $.001 par value; 50,000,000 shares
   authorized; shares outstanding: September 30,
   1997--12,108,382; December 31, 1996--10,608,105..     52,509        49,848
  Warrants..........................................      3,107            25
  Notes receivable from shareholders................       (211)         (221)
  Unrealized gain on investments....................         57            23
  Accumulated deficit...............................    (36,557)      (19,614)
                                                       --------      --------
    Total shareholders' equity......................     18,905        30,061
                                                       --------      --------
                                                       $ 53,809      $ 39,646
                                                       ========      ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                        1997       1996       1997      1996
                                      ---------  ---------  --------  --------
REVENUE.............................. $   2,847  $     --   $  4,512  $    --
OPERATING EXPENSES:
  Cost of sales and related
   manufacturing expenses............     3,151        967     6,414     1,673
  Research and development...........     2,388      1,906     6,824     5,445
  Selling, general and
   administrative....................     3,777      1,157     9,022     2,963
                                      ---------  ---------  --------  --------
  Total costs and expenses...........     9,316      4,030    22,260    10,081
                                      ---------  ---------  --------  --------
    Loss from operations.............    (6,469)    (4,030)  (17,748)  (10,081)
  Interest income, net...............       125        325       805       393
                                      ---------  ---------  --------  --------
NET LOSS............................. $  (6,344) $  (3,705) $(16,943) $ (9,688)
                                      =========  =========  ========  ========
NET LOSS PER SHARE................... $   (0.54) $   (0.35) $  (1.52) $  (0.99)
                                      =========  =========  ========  ========
SHARES USED IN COMPUTATION...........    11,649     10,510    11,133     9,821
                                      =========  =========  ========  ========


                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             1997       1996
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................ $ (16,943) $ (9,688)
  Reconciliation to net cash used in operating activities:
    Depreciation and amortization.........................     1,307       400
    Deferred rent.........................................       145       100
    Stock issued for services.............................       --        261
  Changes in assets and liabilities:
    Accounts receivable...................................    (1,645)      --
    Inventories...........................................    (8,257)     (424)
    Prepaid and other.....................................    (1,196)     (254)
    Other assets, net.....................................    (1,743)        6
    Accounts payable......................................     1,949       325
    Accrued liabilities...................................     2,398       318
    Deferred revenue......................................       915       --
                                                           ---------  --------
      Net cash used in operating activities...............   (23,070)   (8,956)
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...................    (6,008)   (1,477)
  Purchase of short-term investments......................    (3,230)      --
  Sales and maturities of short-term investments..........     9,115       --
                                                           ---------  --------
    Net cash used in investing activities.................      (123)   (1,477)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock, net of notes receivable...........       797    32,891
  Sale of redeemable convertible preferred stock, net of
   issuance costs.........................................       --     14,457
  Collection of note receivable...........................        10       --
  Proceeds from issuance of Senior Discount Notes.........    25,000       --
  Proceeds from sale/leaseback of property and equipment..        --       667
  Repayment of capital lease obligations..................      (142)     (100)
                                                           ---------  --------
    Net cash provided by financing activities.............    25,665    47,915
                                                           ---------  --------
NET INCREASE IN CASH AND EQUIVALENTS......................     2,472    37,482
  Beginning of period.....................................    25,583     2,399
                                                           ---------  --------
  End of period........................................... $  28,055  $ 39,881
                                                           =========  ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest................ $      80  $     50
                                                           =========  ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common and preferred stock for notes
   receivable............................................. $     --   $    151
                                                           =========  ========
  Conversion of preferred stock to common stock........... $   1,864  $ 16,748
                                                           =========  ========

                See notes to consolidated financial statements.

                             SILICON GAMING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. INVENTORIES

  Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
     Raw materials...................................    $1,677         $307
     Work in process.................................       659          170
     Finished goods..................................     6,398           --
                                                         ------         ----
                                                         $8,734         $477
                                                         ======         ====

  Finished goods includes completed finished goods, units on trial and participation units.

3. SENIOR DISCOUNT NOTES

  On September 30, the Company completed the private placement of $30 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $5 million in principal on the fourth anniversary of the original issuance of the Notes. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 83.3% of the aggregate amount, increasing to 100% over 16 months. In connection with the offering, purchasers of the Notes were also issued warrants to purchase 375,000 shares of the Company's common stock at a per share price of $15.4375.

                             SILICON GAMING, INC.

Such warrants, which expire five years from issuance, were ascribed a value of $3,082,000. The Company is required, after approval is received by the necessary gaming regulatory authorities, to register the common stock underlying the warrants with the Securities and Exchange Commission, within nine months of the issuance date of the Notes. Gross proceeds to the Company before fees and other expenses were $25 million. Offering costs of $1,945,000 are included in other assets and are being amortized as an adjustment to interest expense over the term of the Notes.

4. NET LOSS PER SHARE

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

5. RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

  In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and at that time will restate earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, EPS for the three and six months ended September 30, 1997 and 1996 would not have been significantly different than currently reported.

6. SUBSEQUENT EVENTS

  Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have notified the Company of their election to convert shares of Nonvoting Preferred to Common Stock. Each Share of Nonvoting Preferred is convertible into .6667 shares of Common Stock upon 75 days' prior written notice. Pursuant to these conversion notices, 448,000 and 400,000 shares of Common Stock will be issued upon Conversion of shares of Nonvoting Preferred in December 1997 and January 1998, respectively.

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

  The Company was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. Since its formation, the Company's principal activities have consisted of assembling a technical, marketing and executive staff, developing its gaming platform and related gaming and support software, raising capital, and initiating applications for regulatory approvals in Nevada and other jurisdictions to manufacture and distribute its gaming devices, and establish manufacturing and sales operations. During the quarter ended June 30, 1997, the Company commenced commercial sale of its product; however, the Company continues to experience negative operating cash flows.

  The Company's first commercial product, Odyssey(TM), was approved for product field testing in Nevada in December 1996. Following the completion of field testing, the product was approved for sale to licensed casinos in Nevada by the Nevada Gaming Commission on March 20, 1997, and was approved for regulatory field trial in Mississippi on September 18, 1997 by the Mississippi Gaming Commission. On October 17, 1997 the Company expanded its licensed jurisdictions to include Missouri, when the product was approved for sale by the Missouri Gaming Commission.

  The Company transitioned from the development stage and generated revenue from the commercial distribution and sale of its product in the quarter ended June 30, 1997. The Company's initial sales of Odyssey include the hardware platform bundled with a suite of six games, play stoppage entertainment and the Machine Management System(TM). The Company offers two alternative purchase programs, consisting of the sale of hardware bundled with either (1) a single game or a suite of games or (2) a renewable one-year software license, including access to the entire game library for the term of the license. In addition, the Company offers a revenue participation plan that allows the Company to share with casino operators the aggregate win generated by the machines, with 20% going to the Company. The casino accumulates credits which may be applied to the purchase of the machines after a 90 day minimum evaluation period. In addition to these arrangements, the Company continues to install units on casino floors on a trial basis, consistent with industry practice, before a sales decision is made by the customer.

  The Company plans to limit distribution of its product in 1997 in order to carefully monitor reactions to its platform, game software and product support features. In 1998, the Company expects to broaden the marketing and sales of its product; thus, the Company believes that 1998 will be the first year in which a reasonable assessment can be made of its product's commercial potential. Future revenue, profits, and cash flows will depend on market acceptance of the Company's product, the ability of such product to generate higher revenue for casinos as compared to competitive products, and the technical performance of the Company's product. The Company's success will also depend on, among other factors, the Company's ability to attract, retain and motivate qualified personnel and meet all the initial and ongoing licensing requirements in key jurisdictions.

RESULTS OF OPERATIONS

  The Company had net losses of $6,344,000 and $3,705,000 for the quarters ended September 30, 1997 and 1996, respectively, and $16,943,000 and $9,688,000 for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, the Company primarily focused its resources on product development, building a sales, support and administrative infrastructure, and hiring additional marketing and administrative staff. In addition to these expenses, the Company has also incurred significant research and development expenses, including system hardware and software, game concept development and software coding.

  During the nine months ended September 30, 1997, the company also incurred manufacturing development expenses, including direct cost of sales expense and other costs associated with manufacturing operations. The Company expanded its manufacturing and commercial distribution operations to meet the anticipated increase in sales and shipment volume associated with the full product roll-out. During the quarter ended June 30, 1997, the Company opened a 28,000 square foot manufacturing facility in Mountain View, California. The Company's plan for 1997 is to limit the number of units it sells so that it can collect feedback from casino operators and gaming patrons before commencing a full roll-out of its product. Accordingly, the Company expects only limited revenue in 1997 and expects to incur substantial losses and negative operating cash flows at least through the second quarter of 1998. The Company believes that operating expenses will increase in the future as it continues to develop its product and increases commercial operations, including manufacturing, marketing and sales. Accordingly, the Company expects that future results will differ materially from, and may not be comparable to, prior periods.

 Revenue

  Revenue includes machine sales direct to customers, participation revenue, and software license fees. Revenue increased 71% to $2,847,000 in the quarter ended September 30, 1997, as compared to $1,665,000 in the quarter ended June 30, 1997. The Company had not generated any revenue prior to the quarter ended June 30, 1997. The increased revenue is primarily due to the successful introduction of the product into the Nevada market. As of September 30, 1997, the company had 955 units installed in 62 casinos. Of the 955 unit installed base, revenue was recognized on 478 and 235 units in the quarters ended September 30, 1997 and June 30, 1997, respectively, with the remaining units subject to an initial evaluation period. Due to the early stage of the Company's product cycle, the Company believes the revenue generated from future sales will increase significantly after the full roll-out of the Company's product planned for 1998.

 Cost of Sales and Related Manufacturing Expenses

  Cost of sales and related manufacturing expenses include direct costs of product sales, payroll and related costs for manufacturing personnel, overhead costs, reserves against inventory and depreciation. Cost of sales and related manufacturing expenses were $3,151,000 and $967,000 for the quarters ended September 30, 1997 and 1996, respectively, and $6,414,000 and $1,673,000 for the nine months ended September 30, 1997 and 1996, respectively. In the three and nine month periods ended September 30, 1996 the Company was in the development stage, without revenue, and manufacturing expenses did not include direct costs of product sales. With the Company's recent emergence from the development stage, manufacturing costs, as well as direct costs of product sales were matched to the corresponding revenue in the periods ended September 30, 1997. As a result, the prior periods may differ materially from, and may not be comparable to, current or future periods. Cost of sales and manufacturing expenses are expected to increase through 1997 as the Company increases sales of its product and expands its manufacturing capacity and infrastructure to produce its product in greater commercial quantities. The Company expects to obtain efficiencies with the installation of new tooling equipment in 1997 and thus expects to achieve a reduction in manufacturing costs per unit in future periods. However, aggregate fixed manufacturing costs are expected to increase due to the early stage of the Company's manufacturing process.

 Research and Development

  Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, early prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $2,388,000 and $1,906,000 for the quarters ended September 30, 1997 and 1996, respectively, and $6,824,000 and $5,445,000 for the nine months ended September 30, 1997 and 1996, respectively. Increases over the periods have resulted from the incremental hiring of personnel, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. The Company believes that a significant level of R&D expense is required due to the technical nature of its product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and that these costs are expected to increase in absolute dollars in future periods.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and marketing personnel, overhead costs, legal and associated costs, costs associated with obtaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $3,777,000 and $1,157,000 for the quarters ended September 30, 1997 and 1996, respectively, and $9,022,000 and $2,963,000 for the nine months ended September 30, 1997 and 1996, respectively. Increases over the periods result from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions and costs associated with the establishment of sales and marketing organizations as the Company commenced commercial distribution of its initial product. SG&A expenses are expected to increase substantially in absolute dollars as the Company invests in sales and marketing activities to launch its product and in administrative personnel to support its growing infrastructure and comply with regulatory requirements.

 Interest Income and Expenses

  Net interest income and expenses were $125,000 and $325,000 for the quarters ended September 30, 1997 and 1996, respectively, and $805,000 and $393,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in the quarter ended September 30, 1997 is primarily due to a decrease in cash and investments held during the quarter, as compared to the quarter ended September 30, 1996. The increase for the nine months ended September 30, 1997 is due an increased average cash and investments balance for that period, as compared to a lower average cash and investment balance in the nine months ended September 30, 1996. Interest expense is expected to increase as the Company incurs costs associated with the sale of Senior Discount Notes in the quarter ended September 30, 1997.

 Income Taxes

  The Company has not been required to pay income taxes due to its net operating losses in each period since inception. A valuation allowance has been recorded for any deferred tax assets due to uncertainties regarding the realization of these assets resulting from the lack of earnings history of the Company. Due to changes in ownership, as defined by Section 382 of the Internal Revenue Code, that may have resulted from the sale of Series B and Series C Redeemable Convertible Preferred Stock in private placements and the sale of common stock in the Company's initial public offering, the annual deductibility of a portion of the Company's federal and state net operating loss and tax credit carryforwards may be limited.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1997, the Company had $31,887,000 of cash and equivalents and short-term investments to fund operations. Net cash provided by financing activities was $25,665,000 for the nine months ended September 30, 1997. To date, the Company has financed its operations primarily through the issuance of Senior Discount Notes, Common Stock in its initial public offering, private placements of Redeemable Convertible Preferred Stock, and loans from shareholders which were subsequently converted to Redeemable Convertible Preferred Stock.

  On September 30, the Company completed the private placement of $30 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $5 million in principal on the fourth anniversary of the original issuance of the Notes. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 83.3% of the aggregate amount, increasing to 100% over 16 months. In connection with the offering, purchasers of the Notes were also issued warrants to purchase 375,000 shares of the Company's common stock at a per share price of $15.4375. Such warrants, which expire five years from issuance, were ascribed a value of $3,082,000. The Company is required, after approval is received by the necessary gaming regulatory authorities, to register the common stock underlying the warrants with the Securities and Exchange Commission, within nine months of the issuance date of the Notes. Gross proceeds to the Company before fees and other expenses were $25 million. Offering costs of $1,945,000 are included in other assets and are being amortized as an adjustment to interest expense over the term of the Notes.

  In August 1996, the Company completed its initial public offering in which the Company received proceeds, net of underwriting discounts and offering expenses, of $32,855,000. Through September 30, 1997, the amounts raised in the private placements of Redeemable Convertible Preferred Stock, net of issuance costs, totaled $22,943,000.

  The Company's net cash used in operating activities was $23,070,000 for the nine months ended September 30, 1997. Cash used in operating activities reflects net losses, partially offset by depreciation and amortization, and working capital. The change in working capital consists of increased inventory on hand, accounts receivable, prepaid and other assets, accounts payable and accrued liabilities. These increases are primarily due to increased sales and inventory levels, particularly related to the Company's participation revenue arrangements, as well as deferred financing fees related to the issuance of the Notes. Net cash used in investing activities was $123,000 for the nine months ended September 30, 1997. Cash used in investing activities primarily reflects the acquisition of fixed assets, primarily computer equipment and software, which is offset in the current period by proceeds from the sale and maturity of short-term investments.

  The Company believes that its cash on hand will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion until the Company is capable of generating positive cash flow from operations. In the future, the Company expects to increase the cash used in operating activities in order to increase commercial production and distribution of its product, enhance manufacturing capabilities, expand sales and support operations, increase research and development activities and add administrative infrastructure.

  Cash flow from the Company's initial commercial sales has been negatively affected by the revenue participation plan that the Company is offering to its customers. This plan allows the Company to share with its customers the aggregate win generated by the machines, with 20% going to the Company. The customer accumulates credits which may be applied to the purchase of the machines after a 90 day minimum evaluation period. Although the Company expects that this plan will generate significantly higher revenue per unit than conventional sales, the cash flow generated by sales under the plan is recognized over an extended period, as the aggregate win per day is earned. Accordingly, the Company has recently obtained financing through the sale of the Notes to support the roll-out of its product and the expansion of its operations. However, the Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the extent to which the customers choose the revenue participation plan, the response of competitors to the Company's product, and the ability of the Company to satisfy the licensing requirements in various jurisdictions applicable to the Company, its product, and in some jurisdictions, its officers, directors, employees or principal shareholders. In addition to the financing recently obtained, the Company may be required to seek additional financing before it achieves positive cash flow. In that event, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its shareholders. If adequate funds are not available to satisfy either the short-term or long-term capital requirements, the Company may be required to limit its operations significantly.

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

  Odyssey has been licensed for manufacture, distribution and sale in Nevada and Missouri and the Company has only recently commenced installing its machines on casino floors. Because of the limited opportunity for the Company to test its gaming platform under long-term play conditions, there can be no assurance that a substantial technical difficulty with, or an undetected error in, the Company's software or hardware will not arise, possibly resulting in unanticipated costs, production delays or delays in product licensing.

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

  EXPECTATION OF LOSSES; NEGATIVE CASH FLOWS. As of September 30, 1997, the Company had net losses since inception, and the Company expects to continue to incur substantial losses and negative cash flows at least through mid-1998. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties, complications and the competitive and regulatory environment in which the Company must operate. To date, the Company's operations have focused primarily on product development, and the Company has had limited experience in the areas of manufacturing, sales, product distribution or customer support. Accordingly, it is not possible to estimate future operating expenses and revenue based upon historical operating performance. Operating results will depend, in part, on matters over which the Company has little or no control, including, without limitation, the ability of the Company to obtain the licenses necessary to conduct its business, competition, the actual number of orders for its product, gaming regulations and taxes.

  CAPITAL REQUIREMENTS. The Company believes that its cash and equivalents and short-term investments, will be sufficient to fund its capital and operating requirements until the Company is capable of generating positive cash flow from operations. The Company recently obtained financing to fund its product roll-out, expand operations, and fund the adoption of its revenue sharing plan. The cash flow generated by sales under this plan is recognized over an extended period, as the aggregate win per day is earned, and therefore has an adverse effect on the Company's working capital compared to other pricing options. In addition to the financing recently obtained, the Company may be required to seek additional financing before it achieves positive cash flow. There can be no assurance that the Company will be able to obtain such financing, or that, if it is able to obtain such financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience substantial dilution, and such securities may have rights or preferences senior to those of Common Stock. Moreover, if adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to limit or discontinue its revenue sharing plan, scale back its product roll-out, or limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the extent to which the customers choose the revenue participation plan, the response of competitors to the product and the ability of the Company's management and its product to satisfy the corporate licensing and product licensing requirements in various jurisdictions.

  COMPETITION. The gaming machine industry is characterized by intense competition that is based on, among other things, a device's ability to generate win per machine through product appeal to players, and knowledge of customer requirements such as ease of use, quality of service, support and training, distribution, name recognition and price. In recent years, the gaming machine market has been dominated by International Game Technology ("IGT") which, according to industry sources, captured approximately 75% of the market in 1996. Because of its extensive market presence, distribution capacity, player acceptance and financial, technological and other resources, IGT represents formidable competition. Several other companies, including Bally Gaming International, Inc. ("Bally Gaming"), are established in, or are seeking to enter, the gaming machine business. Companies in historically unrelated industries, such as Sega Enterprises Ltd. ("Sega"), have technological resources that could offer them a competitive advantage in developing multimedia-based gaming machines. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage in developing multimedia-based gaming machines. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. If Odyssey displays a potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market share, including price reductions, acceleration of new product development or acquisition of new, competitive technologies. In the face of such tactics, there can be no assurance that the Company will be a successful competitor in the gaming machine industry.

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

  REGULATORY APPROVAL. The Company will be required to obtain and maintain the necessary licenses, approvals, findings of suitability and product approvals in all jurisdictions in which it intends to distribute its product. The licensing and approval processes can involve extensive examination of the Company and its officers, directors, employees, principal shareholders and product, and can require significant expenditures of time and resources by the Company. Distribution of gaming devices in U.S. gaming jurisdictions generally requires both corporate approval and product approval. The Company and certain of its subsidiaries have received the requisite corporate approvals in Nevada, Mississippi, Missouri and Colorado. The Company has also applied for corporate approval in New Jersey and Minnesota and intends to file for approval in other jurisdictions where its product can be sold legally. Odyssey was approved for sale in Nevada on March 20, 1997 and in Missouri on October 17, 1997 after review by Gaming Laboratories International, Inc. (GLI), an independent testing facility. On September 18, 1997, Odyssey was approved by the Mississippi Gaming Commission to commence a mandatory 90 day field trial. The Company has also submitted Odyssey for testing in New Jersey. There can be no assurance that Odyssey will be approved in any additional jurisdiction. The regulations relating to company and product licensing are subject to change, and other jurisdictions, including the federal government, may elect to regulate or tax gaming activities. The Company cannot predict the nature of any such changes or their impact on the Company. In addition to the initial product approval, the Company is required to submit all software and hardware modifications to the various regulatory laboratories. These modifications normally take between 30 and 45 days to process.

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

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Inapplicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On September 30, the Company completed the private placement of $30 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $5 million in principal on the fourth anniversary of the original issuance of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 83.3% of the aggregate amount, increasing to 100% over 16 months. In connection with the offering, purchasers of the Notes were also issued warrants to purchase 375,000 shares of the Company's common stock at a per share price of $15.4375. Such warrants, which expire five years from issuance, were ascribed a value of $3,082,000. Gross proceeds to the Company before fees and other expenses were $25 million. The Notes and the Warrants were sold to qualified institutional investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Aggregate offering costs of $1,945,000 are included in other assets and are being amortized as an adjustment to interest expense over the term of the Notes.

  Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have converted an aggregate of 1,397,369 shares of Nonvoting Preferred to an aggregate of 931,579 of Common Stock during the quarter ended September 30, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable.

ITEM 5. OTHER INFORMATION

  Certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have notified the Company of their election to convert shares of Nonvoting Preferred to Common Stock. Each Share of Nonvoting Preferred is convertible into .6667 shares of Common Stock upon 75 days' prior written notice. Pursuant to these conversion notices, 448,000 and 400,000 shares of Common Stock will be issued upon Conversion of shares of Nonvoting Preferred in December 1997 and January 1998, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

       NUMBER EXHIBIT DESCRIPTION
       ------ -------------------
        11.1  Statement Regarding Computation of Loss Per Share
        27    Financial Data Schedule

  (b) Reports on Form 8-K.

    None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Silicon Gaming, Inc.

                                                   /s/ Thomas E. Carlson
                                          By
                                            -----------------------------------
                                                     THOMAS E. CARLSON
                                              VICE PRESIDENT--CHIEF FINANCIAL
                                                          OFFICER
                                              (PRINCIPAL FINANCIAL AND CHIEF
                                                    ACCOUNTING OFFICER)

Date: November 14, 1997