Form 10-K405
period 1997-12-31
SILICON GAMING INC
filed 1998-03-19
CIK 1013170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                                   Mark one
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the transition period from                 to

COMMISSION FILE NUMBER 000-28294

                             SILICON GAMING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      77-0357939
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                   2800 W. BAYSHORE ROAD PALO ALTO, CA 94303
              (Address of principal executive offices) (Zip Code)

                                 650-842-9000
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the registrant's Common Stock held by non-affiliates as of February 28, 1998: $96,364,181

Number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 28, 1998: 13,649,198

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's 1997 Annual Report for the year ended December 31, 1997, are incorporated by reference into Parts II and IV of this Form 10-
K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 26, 1998, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1: BUSINESS

  Silicon Gaming, Inc. ("SGI" or the "Company") is engaged in the design, development, production, marketing and sale of what it believes will be the next generation of interactive slot machines for use in casinos and other gaming establishments. The Company's first product, Odyssey(TM), combines an advanced multimedia gaming platform with software-based games that the Company believes will be more engaging and entertaining than other gaming devices currently available and will, as a result, generate increased gaming revenue per device ("win per machine") for the casino operator.

  Odyssey features high resolution video presented across the full surface of a large touchscreen display. The games feature high quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The Company is attempting to maximize the entertainment value offered on the video screen by providing multiple levels of achievement within certain games so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. SGI believes that, by utilizing these features, its products will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. The Company has designed its machines with a number of unique player features, such as play stoppage entertainment(TM). In addition, Odyssey's modular components and Machine Management System(TM) software provides easy-to-use diagnostics designed to minimize player inconvenience and machine down-time.

  In January and February of 1997, the Company conducted regulatory field trials of its product at Bally's Las Vegas. Based on the results of extensive tests by the Nevada Gaming Lab and on the results of the field trial, Odyssey was granted final product approval by the Nevada Gaming Commission on March 20, 1997, allowing the Company to commence commercial distribution of the Odyssey. Having received product approval, the Company has, through December 31, 1997 installed 1,501 Odyssey machines at 72 properties throughout Nevada, Missouri and Mississippi. Of these machines, 1,298 were converted to revenue under one of the three pricing options offered by the Company. Sixty machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period.

INDUSTRY BACKGROUND

  According to industry sources, casino gaming revenue in the United States in 1991, 1992, 1993, 1994 and 1995 was approximately $9.0 billion, $9.9 billion, $12.6 billion, $14.0 billion and $18.0 billion respectively, and continued growth was forecast for 1997 and 1998. Slot machines, video gaming machines and similar devices are the dominant source of gaming revenue for casino operators in most U.S. markets. Slot revenue as a percentage of total gaming revenue in 1996 was 63% in Nevada and 69% in Atlantic City. Jurisdictions where gaming has recently been legalized have reported similar statistics. For example, in 1996, slot machines accounted for 72% of casino revenue in Illinois and 67% in Missouri. In addition to constituting the largest portion of gaming revenue, slot revenue is more profitable than table games for casino operators, since slot machines require much lower labor costs.

  The Company believes that slot machines offer their owners an attractive return on investment. In December 1997, the average "win per machine per day" (defined as the average amount of money wagered on a machine less the average jackpot payoffs) on the Las Vegas Strip was $92. A new slot machine from a major manufacturer, equipped with player tracking and slot accounting software, costs approximately $8,000. At this price, a new slot machine earning the Las Vegas Strip average would recoup its purchase price in 87 days. While certain markets have lower average wins per day than the Las Vegas Strip, many other markets, such as Atlantic City and Connecticut, often have casinos with win per day figures over $300.

  All casino games offer the same underlying proposition: the opportunity to win money in varying amounts and with varying frequency, but with the statistical certainty of losing money to the casino operator over an extended period of time. With slot machines, the prospect of winning can be varied across the spectrum from many small jackpots won frequently to one very large jackpot won very rarely. Players' risk/reward appetites will determine what type of machine they will want to play, and the nature of the payoffs can be deduced from the "pay table," a chart that graphically shows how much can be won based on various outcomes and various amounts of money wagered. Notwithstanding the differences in jackpot frequency and size, however, all slot machines retain a net amount of the money wagered through them over time. This amount is referred to as the "hold" and is generally expressed as a percentage of the amount of money wagered on a machine, which is called the "handle." The handle in any given machine is preset by the manufacturer based on specifications from the casino, subject to legal parameters in some jurisdictions, and may differ from machine to machine on a casino floor.

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

  In the 1980s, hardware and software advances allowed for application of video graphics to gaming devices. Using these techniques, International Game Technology, Inc. ("IGT") was the first company to introduce video poker. Video poker offers slot players two important advantages. First, the game is interactive, since the player has to decide which cards to hold or discard during the hand. This feature allows the outcome to be influenced somewhat by the player, an attribute unavailable on reel-based machines. Second, the use of a video screen allows machine manufacturers to develop more interesting and attractive graphics than are available on reel-based slot machines. Recently, Bally Gaming expanded the capabilities of video-based devices when it introduced GameMaker, a popular video-based machine which offers the player a choice of up to twelve different games on a single machine. The Company believes that the popularity of video poker and multi-game machines suggests that customers may be receptive to a more complex and interactive slot experience.

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

  Growth in demand for slot machines has historically been driven by the opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized. However, in recent years, the rate at which new jurisdictions have legalized gaming has fallen significantly; therefore, the Company believes that demand based on new openings will be largely limited to new projects in existing markets. Several new projects are under construction or have been announced in Las Vegas, Atlantic City, on the Gulf Coast and in the Midwest.

  While the physical useful life of a slot machine can be up to a decade or more, casino operators have tended to replace machines on a cycle closer to every five years. Also, the development of certain new features which offer the prospect of significantly increased slot earnings, such as the advent of bill acceptors in the 1990s, can encourage operators to replace machines even more rapidly.

STRATEGY

  Although the gaming industry has enjoyed significant growth over the past decade, the Company believes that most of the investment over this period has been made in assets such as large hotels and themed attractions, and that comparatively little has been invested in further developing the actual casino games which, in the aggregate, account for a majority of the average casino's revenue and profits. SGI's strategy is to tap what it believes is an underexploited segment of the gaming market by developing what it believes will be the next generation of interactive slot machines and on implementing its strategy of providing a gaming platform that offers slot machine players a more entertaining and engaging experience than is available from current gaming machines. The Company believes that its machines will encourage casino patrons to play more frequently and for longer periods of time and will also attract new gaming customers, particularly younger patrons who typically are not attracted to current generation slot machines. The Company believes that, as a result, its machines will outperform most existing machines in win per machine and thus motivate casino operators to supplement or replace existing slot machines with SGI products.

  Because of the importance of slot win to casino operators and the high returns available from an investment in slot machines, the Company believes that casino operators are willing to try new slot machine products that offer the prospect of higher win per machine per day. At the same time, operators are motivated to remove any machines that are performing significantly below expectations. SGI believes that its machines will generate win per machine per day that will exceed that of the average installed machine and, therefore, it believes that it will be able to penetrate the market, generate orders for its machines and maintain a share of casino floor space. However, the tastes and playing styles of slot players are difficult to predict with certainty, and there can be no assurance that SGI's machines will, in the long run, outperform competing machines in win per machine per day.

  The Company believes that new slot machine sales in the replacement category will surpass sales for new installations in the near future, due to the slowing in demand from new casino projects, and because the large number of machines installed during the high-growth period of the early 1990s will soon be reaching their normal replacement time.

  The market for slot machines outside of North America is relatively small, with the exception of Australia, and is generally difficult to forecast. In addition, international markets have often served as an outlet for used machines. While SGI intends to take advantage of certain opportunities in international markets, it intends to pursue these markets only after successfully establishing its market position in North America.

  SGI's initial sales of Odyssey include the hardware platform bundled with a suite of six games, play stoppage entertainment and the Machine Management System. SGI sells Odyssey at a significant premium to most current slot machines based on its belief that Odyssey will generate greater win per unit. The Company offers Odyssey to casino operators and other potential purchasers using two alternative purchase programs, consisting of either (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire Odyssey game library for the term of the license.

  In order to support the initial rollout of Odyssey and promote more rapid expansion, the Company also has developed a unique revenue sharing plan as an alternative to the two purchase pricing options. Under this plan, the casino operator is not required to make an upfront capital investment and does not take ownership of the machines; rather, in exchange for placing the machines on the floor, the casino operator agrees to share with the Company the aggregate win generated by the machines. Under this plan, 20% of the aggregate win goes to the Company, subject to a predetermined minimum.

  In order to broaden distribution and accelerate market penetration, SGI plans to introduce a single game strategy that it believes will enable it to capture a significant portion of the casino floor. The Odyssey multigame platform's flexibility enables casino operators to evaluate, analyze and optimize game offerings for a particular customer base. As the next step in the penetration of the casino floor, SGI intends to offer a lower-cost single-game platform that will enable the operators to roll out and promote those games which are most successful in their particular casinos. SGI believes that players will ultimately identify with individual games and the single-game platform will enable slot operators to leverage the brand identity of popular games such that they are easily recognizable and accessible on the casino floor. Additionally, SGI believes that the single-game strategy will enable it to penetrate areas of the casino floor that are dedicated to a particular game type such as stand-alone Keno.

SGI PARADIGM

  SGI believes that it has succeeded in improving on the standard slot machine game in part due to its understanding of the slot machine market and the casino patron, in particular. The Company believes it has identified an underlying structure to the typical slot play session, consisting of four distinct phases: initial attraction; initial play; extended play; and completion. During each of these phases, certain factors determine whether the player advances from one phase to the next. SGI has sought to understand these four phases so that (1) it can maximize the likelihood that a slot customer will play its machine, (2) once playing, the player will stay at the machine for a long period of time, and (3) the player will return frequently to play the same or similar SGI machines. When developing Odyssey and games played on Odyssey, the Company has focused on the four phases of play in order to deliver a full entertainment experience to the casino patron.

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

PRODUCT

  The Company has developed a product that it believes represents the next generation of interactive gaming devices for use in casinos and other gaming establishments in the United States and worldwide. Odyssey utilizes multimedia technologies to present casino games that it believes will be more engaging and entertaining than other gaming devices currently available. The Company's games feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of game attractiveness and interaction that the Company believes is unavailable from and unachievable by current-generation slot machines. Unlike traditional "hardware-dominant" slot machines, Odyssey runs games that are software based, allowing SGI and casino operators to adapt their game offerings to evolving technologies and changing consumer tastes without structural change to, or replacement of, the gaming platform.

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

  The principal electronic hardware used in SGI's gaming platform consists of high-end multimedia and personal computer components. The central processing unit is a 166-MHz Intel Pentium chip. This processor is accompanied by a variety of video and auxiliary controllers, some of which have been developed exclusively for use with the Company's product. To achieve high-level multimedia performance from the system, the Company's machine uses 64 megabytes of random access memory. Storage for the audio and visual media elements of the games, as well as the product software itself, is provided by a 4 gigabyte hard disk drive. These components are connected internally by a high-speed PCI bus. SGI's reliance on sophisticated full-motion video and high-quality audio presentations requires the use of state-of-the-art technology, and SGI expects to upgrade the performance of its platform periodically as higher-performance components become available. SGI machines are intended to be easily reconfigurable in the field through the replacement of hardware components such as computer motherboards and video and auxiliary controllers, allowing casino operators to upgrade hardware in a cost-effective manner.

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

  SGI's machines have been designed to accept future hardware upgrades that will take advantage of networking capabilities. When networked, two or more machines can be linked, facilitating activities such as group play, tournaments and progressives. For example, a particular group of platforms can be configured to announce to players that a tournament will begin at a particular time and allow each player the option to participate. Similarly, platforms can be configured so that when one machine hits a jackpot, a player at another machine can win a bonus award; the two affected platforms can then display a coordinated audio/video simulation of a coin flying out of one tray and into the other. The Company believes that features of this kind will promote interaction among players at adjacent platforms and thereby maintain player interest for longer periods of time.

  SGI has incorporated numerous features into its gaming platform that are designed both to attract the player and to maintain his or her interest over an extended period of time. For example, SGI's gaming platform can be programmed to allow for a free spin following a specified number of unsuccessful attempts in order to ensure a minimum level of reward to the player. Similarly, SGI's machines are capable of running promotional or entertainment video programs during play stoppages such as those caused by a hopper refill, malfunction or request for change. These features have been designed to reduce the likelihood that a player will leave the machine during a play stoppage event. These features may also provide an additional revenue or promotional source to the operator by providing an advertising medium.

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

  Odyssey is a multi-game platform. The Company's initial release of Odyssey included six separate game themes, play stoppage entertainment and the Machine Management System. The Company intends to introduce at least ten to twelve new games per year.

  The Company's games have been designed to present traditional casino games with the benefit of video and audio enhancements that are afforded by the Company's use of high-end multimedia hardware. While the underlying game may consist of a traditional casino game such as poker, keno, blackjack or a reel-based slot machine, the game itself is only one aspect of the entertainment experience. Such games may be enhanced by an entertaining story and a rich multimedia environment.

  The Company believes that the combination of its attractive machine, high-level graphics and sound, bonusing features and the pursuit of an interesting and entertaining story will make SGI's product outperform conventional slot machines at each of the four phases of slot machine play--initial attraction, initial play, extended play and completion.

    Initial Attraction. The Company believes that the physical appearance of its machines is more attractive than conventional machines and will entice customers to play. In addition to the physical attributes of its machines, the Company has included a suite of video images that run when the machine is not being played. These include short, animated vignettes from the Company's games and "help" screens, as well as a menu page identifying all of the games available on that particular machine. Information regarding any game can be viewed through the push of a "Help" button. These merchandising segments feature the same quality of graphics, sound, video and animation that distinguish all of SGI's games.

    Initial Play. In the initial play period, SGI believes it is necessary to quickly engage the customer in the story line and to avoid any confusion, unfamiliarity or negative experiences which might cause the customer to discontinue play. For this reason, the Company's initial suite of games consisted of enhanced versions of traditional casino games, including reel-based slot games, so that the rules of the game will be well known. SGI presents these games using enhanced graphics and sound to enrich the play experience, without changing the fundamental characteristics or objective of the game. In addition, the machine offers traditional game controls for those players unfamiliar or uncomfortable with the touchscreen interface.

    Extended Play. The Company believes that the enhancements it has made to traditional casino games by the addition of high level graphics, sound, animation and storyline will encourage extended play, as well as more frequent play, and thereby generate greater win per machine than the unenhanced versions of these games available in conventional machines.

    A significant feature which the Company believes will contribute significantly to extended play is the introduction of advanced play levels in which a player, by virtue of having played a certain amount of time or achieved a certain number of jackpots at one level, gains access to a bonus sequence in which larger jackpots become available. For example, in Fort Knox, one of the Company's reel-based games, a 10-digit master combination to the main vault appears in the play field. At random time intervals during play, another digit on the main vault lock is matched. When the main vault is opened, a player may select from one of three vault drawers to receive an additional bonus.

    To facilitate extended play, the Company has developed a sophisticated on-line tutorial, help features and play stoppage entertainment. The tutorial and help features generally consist of video inserts designed to provide orientation, instruction and assistance before or during the game. In Fort Knox, for example, Seymour Bucks, the main security guard at Fort Knox, can appear if there is a call for change and provide assistance. If there is a machine play stoppage, a hopper fill requirement, or a jackpot requiring the player to be hand paid, Professor Jack Potts, the absent-minded slot genius, will explain the cause of the play stoppage and present trivia, other game information, video clips advertising the casino's amenities or upcoming promotions and tournaments, or other commercial material.

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

  In addition to features that are designed to enhance the entertainment value of SGI's machine and its ability to generate incremental revenue for the casino, SGI's platform incorporates proprietary features that are designed to overcome certain hurdles that may be involved in obtaining regulatory licensing of a slot machine design, as well as to facilitate easy maintenance and supervision by casino personnel. These features are as follows:

    Random Number Generator. At the core of every gaming machine is a random number generator that determines the outcome of every gaming proposition. To eliminate what the Company believes are some of the impediments to randomness that characterize random number generators, SGI engaged Dr. Evangelos A. Yfantis, a recognized authority in the field of random number algorithms, to develop a proprietary random number generator algorithm for the Company. The Company has filed a U.S. patent application with respect to its algorithm. See "Proprietary Rights and Licensing."

    Software Authentication. A critical element of all gaming machines is an authentication mechanism to determine that the software being used is identical to the software that has been approved by regulatory authorities and is operating correctly. Traditional slot machines must be authenticated manually, a process usually performed only after a sizable jackpot award. This infrequency of checks offer greater opportunities to breach the security of traditional machines. The Company has developed a proprietary authentication process which leverages the advanced capabilities of the Company's machine to verify the integrity of a game each time it is selected for play. This process combines sophisticated authentication routines developed by RSA Data Security, Inc. with a proprietary methodology developed by the Company. The Company's authentication process provides continual checking of the machine's software for both accidental corruptions and intentional attempts to cheat the machine. Any detected anomalies will cause the machine to signal the loss of integrity immediately. The Company has filed for patent protection for certain aspects of its authentication methodology. See "Proprietary Rights and Licensing."

    Machine Management System. The Company's Machine Management System is designed to provide easy access to the configuration, accounting, and diagnostic capabilities of the machine. The Machine Management System's accounting functions are designed to provide a rapid, easy-to-interpret report of all key machine metering data, as well as detailed accounting and statistics, on a game-by-game basis. The Machine Management System uses the machine's touchscreen to make installation and setup of the machine easier than traditional slot machines. The diagnostic programs comprise a user-friendly maintenance and troubleshooting system that allows casino floor personnel to quickly and effectively assess the cause of a play stoppage or other malfunctions or to examine transaction history where the validity of a jackpot or other transaction must be verified. For example, if a player asserts that the machine has not given full credit for a jackpot or has not properly recorded a cash input, a floor manager, using the touchscreen and a key, can access comprehensive data to review transaction and event history. With this information, the floor manager can rapidly evaluate the merit of the player's claim and take appropriate action at the machine's location without having to consult back office records or review surveillance videotape.

PRODUCT DEVELOPMENT

  The Company's product development efforts, particularly its game development efforts, will be critical to its success in the gaming market. Research and development expenses have increased significantly since inception and are expected to continue to increase in the future. During the nine-month period ended December 31, 1995 and the years ended December 31, 1996 and 1997, the Company's research and development expenses were $3,137,000, $7,030,000 and $9,283,000, respectively. At December 31, 1997, 55 of the Company's 190 full-time employees were engaged in research and development.

  Ideas for new games are derived from customer preferences as perceived by the Company or ascertained through the Company's market research and direct feedback from slot machine operators. The initial designs for the Company's games are conceived by a design team, which outlines the appearance and features of each game. A prototype is developed by a production team that includes a producer, product manager, artists, computer graphics engineers and entertainment software engineers. The game is then evaluated by SGI's marketing and sales staff, after which it is modified into its final form. The Company estimates that the development of a typical game takes approximately five to eight months and costs approximately $500,000 to $700,000.

  SGI is continually seeking to develop a variety of specific games which management believes will appeal to casino operators and their customers. Currently, the Company is engaged in the development of games based on traditional slot machine games such as animated reel slots, video poker and keno. The Company is also in the process of creating slot machine versions of popular casino games such as blackjack and roulette. These initial games are intended to help customers look beyond the unfamiliar technology to recognizable game types. In addition, the Company is developing a line of Magic Windows type games. The proprietary Magic Windows game type introduces decision making into a traditional reel-slot experience by allowing the player to select from a number of available symbols.

  Completion of games under development is subject to various risks and uncertainties. Such games may be subject to further creative decisions that could alter the game implementation or marketing considerations that could result in a shift of the Company's development focus to different types of games altogether. Successful completion of any game will also be subject to risks typically associated with the creative process, such as the risk that the Company's creative team will be unable to achieve the desired results in terms of the game's entertainment quality.

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

SALES AND MARKETING

  The ultimate success of SGI's gaming platform depends on its acceptance by casino operators and casino patrons. The Company believes that, from the point of view of casino operators, the attractiveness of any gaming platform depends on win per machine, ease of upgrade, maintenance and game change and information management. The Company believes that, from the casino patron's perspective, the attractiveness of a platform is a function of entertainment value. SGI's sales and marketing strategy is to generate product sales by highlighting the advantages presented by its gaming platform to casino operators, such as potential for increased win per machine; and by developing processes focused on key operator values. SGI's marketing strategy also targets casino players and will focus on developing brand recognition for SGI's games, which the Company believes can be accomplished through the development of proprietary games that deliver greater entertainment value for the gaming dollar.

  SGI intends to position itself as a partner with casino operators in establishing the next generation of wagering entertainment. The Company recognizes the important role that casino operations personnel play in establishing market acceptance for new machines and thus will target this group with products, sample game platforms and training.

  Because SGI's games are software-based, SGI believes that there will be a significant opportunity for game customization and the development of games for the exclusive use of one or more casino customers. It is already commonplace for casinos to ask that conventional slot machines be customized with the casino's logo or theme. SGI believes that it can significantly exceed this level of customization by inserting the casino's logo or theme directly in the game, by presenting images of the casino's other games and amenities, or by creating a new game entirely based on the casino's theme. The Company intends to charge customers a fee for this work.

  THREE-PHASE PRODUCT INTRODUCTION

  The Company introduced its product and began its marketing and sales efforts in a controlled and deliberate manner, following a three-phase program that began in 1996 and is expected to be completed in 1998:

    1996: In the initial phase, the Company's primary objective was to complete development of Odyssey and to have it licensed and available for sale in one or more jurisdictions. The Company was approved by the Nevada Gaming Control Board to conduct a 60-day field trial of Odyssey in December 1996. Final approval was granted in March 1997, allowing the Company to make its first customer shipment into Nevada.

    1997: The Company commenced installations of its product in certain Las Vegas casinos during the first quarter of 1997. The Company's plan was to limit the number of machines it sold in 1997 so that it could carefully monitor the reactions of gaming patrons and casino operators to its platform, game software and product support features. Based on the feedback obtained through this process, the Company periodically introduced modifications and enhancements to Odyssey's hardware and software components. Also during this period, the Company built its sales and support infrastructure in order to properly support customers when full rollout, planned for 1998, takes place.

    1998: In 1998, the Company expects to broadly market and sell its platform and software-based games. Because of the restraints imposed by its product introduction program, the Company currently believes that 1998 will be the first year in which a reasonable assessment of the commercial potential of its product can be made.

  The successful introduction of the Company's product is subject to substantial risks and uncertainties, including the risk of technical or manufacturing difficulties, the possibility that the SGI platform will not receive the anticipated market acceptance and possible delays or hurdles associated with licensing of the Company's product in various jurisdictions.

  The Company will be required to be licensed in each jurisdiction in which it expects to sell product. As of December 31, 1997, the Company had filed applications to sell its product in Nevada, New Jersey, Mississippi, Missouri, Colorado, Indiana and Minnesota. To date, the Company has received both corporate approval and approval to sell its product in Nevada, Missouri and Mississippi and has also received corporate approval in Colorado. The Company has also filed an application for approval of its gaming platform in New Jersey and with Gaming Laboratories International, Inc., an independent testing facility which grants product approval for many jurisdictions worldwide. See "Gaming Regulation and Licensing."

  Although the Company plans to file applications in other jurisdictions, there can be no assurance that the Company will be ready to file future applications or that any licenses will be granted on a timely basis, or at all.

  PRICING

  The Company offers its product to casino operators and other potential purchasers using two alternative purchase programs, consisting either of (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire Odyssey game library for the term of the license. Based on its belief that Odyssey will generate substantially greater win per machine than conventional slot machines and that casino operators attribute more weight to win per machine than to the machine's purchase price, the Company plans to offer the foregoing packages at prices that are substantially higher than the prices of existing slot machines.

  In order to support the initial rollout of the Odyssey and promote more rapid expansion, the Company has also developed a unique revenue sharing plan as an alternative to the two purchase pricing options. Under this plan, the casino operator is not required to make an upfront capital investment; rather, in exchange for placing the machines on the floor, the casino operator agrees to share with the Company the aggregate win generated by the machines. Under this plan, 20% of the aggregate win goes to the Company, subject to a predetermined minimum. The Company offers the casino operator a buyout option at any point after the 90 day minimum evaluation period, something not currently offered elsewhere in the industry. Under the buyout option, the operator receives a credit towards the purchase of the hardware and must then purchase its choice of software at list price. Because software-based gaming machines represent a new development for the casino industry, potential purchasers' preferences for any particular pricing mode have not been determined. The Company plans to evaluate its pricing and sales methods from time to time and to incorporate changes as appropriate. The Company believes that licensing revenue from game software may eventually constitute a substantial portion of its revenue.

COMPETITION

  The current slot machine market is highly competitive and is dominated by a small number of manufacturers, some of whom have significantly greater financial and other resources than the Company. The Company believes that the principal competitive factors in this market are the appeal of the machine to players, knowledge of customer requirements and player preferences, service, support and training, distribution, name and product recognition and price. IGT may be viewed as a dominant competitor in the slot machine market, with a 1997 market share estimated at 75%. Additional or potential competitors include Alliance Gaming Corp., Anchor Gaming, WMS Industries Inc., Video Lottery Consultants, Aristocrat Leisure Industries, Universal Distributing, Sigma Games, Casino Data Systems, Acres Gaming Inc. and Innovative Gaming Corporation of America. Companies in historically unrelated industries, such as Sega, have technological resources that could offer them a competitive advantage in developing multimedia-based gaming machines. There can be no assurance that other companies in the video game or multimedia market will not successfully enter the market for video slot machines. There also can be no assurance that the manufacturers of traditional slot machines will not develop products that offer superior performance or that achieve greater market acceptance than, the Company's product. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage. If Odyssey displays a potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market shares, including price reductions, acceleration of technical development or acquisition of new, competitive technologies. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. There can be no assurance that the Company will be a successful competitor in the gaming machine industry.

PROPRIETARY RIGHTS AND LICENSES

  The Company's computer programs and technical know-how are both novel and proprietary, and management believes that they can best be protected by use of technical devices to protect the computer programs and by enforcement of contracts and covenants not to compete with certain employees and others with respect to the use of the Company's proprietary information and trade secrets. The Company has registered copyrights with respect to various aspects of its games, and has filed several U.S. patent applications for protection of certain technology it has created or licensed. These patent applications cover various aspects of the gaming machine hardware and software. Although the company has received certain patents and trademarks with respect to its intellectual property, no assurance can be given that the remaining pending applications will be granted, nor can there be any assurance that the patents will not be infringed or that others will not develop technology that does not violate such patents.

  SGI has developed a proprietary method of authentication for disk drive-based gaming machines, for which it has submitted a patent application. Since modern gaming technology requires the handling and processing of large amounts of on-line data, establishing a method for storing and retrieving data that meets the approval requirements of the regulatory authorities in Nevada and other jurisdictions while meeting adequate standards of internal performance requires use of a comprehensive authentication system to assure both the casino operator and requisite gaming authorities that the software is an exact copy of what was generated by SGI and approved by such regulatory authorities.

  In addition, SGI owns exclusive rights to the algorithm for its random number generator, the key component of the Company's gaming machine which determines the outcome of each proposition. SGI's algorithm was developed by Dr. Evangelos A. Yfantis, a professor of Computer Science at the University of Nevada, Las Vegas.

  In developing its games, the Company relies on certain software that it licenses from Duck Corporation ("Duck") on a nonexclusive basis. This license may be terminated by Duck only in the event of a material breach of its terms by the Company or in the event of a bankruptcy petition with respect to the Company.

EMPLOYEES

  As of December 31, 1997, the Company had 190 full-time employees, including 55 in research and development. The Company also retains independent contractors to provide certain services, primarily in connection with its product development activities. The Company and its full-time employees are not subject to any collective bargaining agreements and the Company believes that its relations with its employees are good. From time to time the Company has retained actors and/or "voice over" talent to perform in certain of the Company's games and expects to continue this practice in the future. The Company's future success depends in large part on its ability to attract and retain management and other key personnel.

MANUFACTURING

  The Company's manufacturing process consists primarily of assembly of components obtained from third-party suppliers and testing of software systems and applications. In 1996, the Company established its manufacturing process and commenced commercial production. During 1997 the Company moved its manufacturing operations into a new facility in Mountain View, California. The Company intends to continue investing significantly in leasehold improvements and manufacturing equipment at its Mountain View location. The Company has installed manufacturing lines with 5,000 unit per year capacity and intends to incrementally increase its manufacturing capacity in accordance with perceived demand. The Company believes that, once fully operational, its Mountain View manufacturing facility will allow the Company to produce 25,000 units per year. As of December 31, 1997, the Company had 39 full-time employees in manufacturing.

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

  Nevada Regulatory Matters. The Company must obtain a registration, license, approval or finding of suitability, and equipment approval in all jurisdictions before it can offer gaming devices for sale to licensed gaming operations within those jurisdictions. The licensing process usually involves the licensing or approval of certain officers, directors, and shareholders of the corporation, and approval of the specific product that the Company wants to offer for sale. On June 19, 1996 the Nevada Commission registered SGI as a publicly traded corporation and licensed Silicon Gaming-Nevada ("SGI-Nevada"), a wholly-owned subsidiary of SGI, as a manufacturer, distributor and operator of a slot machine route. The Company's initial public offering was also approved by the Nevada Commission on June 19, 1996. On March 20, 1997, the Nevada Commission granted final approval of the Company's product for sale to licensed casinos in Nevada.

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

  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a shareholder or to have any other relationship with the Company or SGI-Nevada, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

  As a Registered Corporation, the Company may not make a public offering of its securities, such as an IPO, without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the Offering Memorandum or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

  The Colorado Commission is empowered to issue five types of gaming and gaming-related licenses. The failure or inability of the Company or Silicon Gaming-Colorado, Inc. (the "Colorado subsidiary"), or others associated with the Company or the Colorado subsidiary, to obtain or maintain necessary gaming licenses will have a material adverse affect on the operations of the Company. All persons employed by the Company and the Colorado subsidiary and involved, directly or indirectly, in gaming operations in Colorado also are required to obtain a Colorado gaming license. All licenses must be renewed annually. On January 24, 1997, the Company's wholly-owned subsidiary, Silicon Gaming-Colorado, Inc., was granted a manufacturer and distributor license by the Colorado Limited Gaming Commission and the Company was found suitable to be an associated person of a licensee.

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

  The Colorado Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and shareholders of a licensed privately held corporation, (iii) all officers, directors and shareholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation, (iv) all general partners and all limited partners of a licensed partnership, (v) all persons who have a relationship similar to that of an officer, director or shareholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, including those acquiring the Notes, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

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

  An application for licensure or suitability may be denied for any cause deemed reasonable by the Colorado Commission or the Director, as appropriate. Specifically, the Colorado Commission and the Director must deny a license to any applicant who (i) fails to prove by clear and convincing evidence that the applicant is qualified, (ii) fails to provide information and documentation requested; (iii) fails to reveal any fact material to qualification, or supplies information which is untrue and misleading as to a material fact pertaining to qualification; (iv) has been, or has any director, officer, general partner, shareholder, limited partner or other person who has a financial or equity interest in the applicant who has been, convicted of certain crimes, including the service of a sentence upon conviction of a felony in a correctional facility, city or county jail, or community correctional facility or under the state board of parole or any probation department within ten years prior to the date of the application, gambling-related offenses, theft by deception or crimes involving fraud or misrepresentation, is under current prosecution for such crimes (during the pendency of which license determination may be deferred), is a career offender or a member or associate of a career offender cartel, or is a professional gambler; or (v) has refused to cooperate with any state or federal body investigating organized crime, official corruption or gaming offenses.

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

  Limited gaming facilities in Colorado must not exceed certain gaming square footage limits as a total of each floor and the full building. Casinos in Colorado may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in casino. The law permits slot machines, blackjack and poker, with a maximum single bet of $5.00. Casinos may not provide credit to their gaming patrons.

  The Colorado Constitution permits a gaming tax of up to 40% on adjusted gross gaming proceeds. The Colorado Commission has set a gaming tax rate of 2% on adjusted gross gaming proceeds of up to and including $2 million, 4% over $2 million and including $4 million, 14% over $4 million up to and including $5 million and 18% on adjusted gross gaming proceeds over $5 million up to and including $10 million and 20% in excess of $10 million. The Colorado Commission also has imposed an annual device fee of $100 per gaming device. The Colorado Commission may revise the gaming tax rate and device fee from time to time. Central City Black Hawk and Cripple Creek each have imposed annual device fees of approximately $1,000 per gaming device and may revise the same from time to time.

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

  New Jersey Regulatory Matters. Casino gaming in New Jersey, including the manufacture, distribution and operation of gaming devices, is subject to strict regulation by the New Jersey Casino Control Commission (the "New Jersey Commission") pursuant to the New Jersey Casino Control Act and the regulations of the New Jersey Commission promulgated thereunder (collectively, the "New Jersey Act"). The New Jersey Commission is authorized to decide all applications for licensure or other approvals and to promulgate regulations. The New Jersey Act also established the New Jersey Division of Gaming Enforcement (the "New Jersey Division"), which is responsible for investigating all applications for licensure or approval and for prosecuting violations of the New Jersey Act.

  Under the New Jersey Act, a company must be licensed as a gaming related casino service industry ("CSI") in order to manufacture or distribute gaming devices to New Jersey casinos. In January of 1997, the applications of the Company and its wholly-owned subsidiary, Silicon Gaming-New Jersey, Inc. ("SGI-NJ"), for CSI licensure were deemed complete and accepted for filling by the New Jersey Commission. These applications consisted of extensive disclosure forms by the Company, SGI-NJ, and certain of their officers, directors, principal employees and security holders.

  The New Jersey Commission has broad discretion regarding the issuance, renewal, suspension or revocation of CSI licenses. In order to obtain a CSI license, the Company and SGI-NJ must demonstrate to the New Jersey Commission by clear and convincing evidence that they, any five percent or greater security holders, certain officers, directors, and principal employees, and anyone else whom the New Jersey Commission deems appropriate in its discretion, possess good character, honesty and integrity, and financial stability, integrity and responsibility. If a person who is required to be found qualified is found disqualified by the New Jersey Commission, the license applications may be denied.

  With respect to security holders, the New Jersey Commission may waive the qualification requirement for "institutional investors," as defined in the New Jersey Act, of the Company in the absence of a prima facie showing by the Director of the New Jersey Division that there is any cause to believe that the institutional investor may be unqualified, if the institutional investor holds less than ten percent of the outstanding securities, provided the securities were acquired for investment purposes only and the holder has no intention of influencing the affairs of the Company, other than voting its securities. The New Jersey Act defines an "institutional investor" as (i) any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees, (ii) an investment company registered under the Investment Company Act of 1940, (iii) a collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency, (iv) a closed end investment trust, (v) a chartered or licensed life insurance company or property and casualty insurance company, (vi) banking or other licensed or chartered lending institutions, (vii) an investment advisor registered under the Investment Advisors Act of 1940, or (viii) such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the New Jersey Act.

  The applications of the Company and SGI-NJ will be investigated by the New Jersey Division. During the course of the investigation, the Company and SGI-NJ are required to provide additional information to the New Jersey Division. At the conclusion of its investigation, the New Jersey Division will file a report with the New Jersey Commission stating its position on the license applications. After receipt of the report of the New Jersey Division, the New Jersey Commission will hold a public hearing on the license applications. No assurances can be given as to the timing of the completion of the investigation by the New Jersey Division and the public hearing by the New Jersey Commission on the license applications or that the licenses will be obtained.

  In its discretion, the New Jersey Commission may permit the Company and SGI-NJ to transact business with New Jersey casinos prior to their licensure. In order to do so, the Company and SGI-NJ must continue to have complete applications for CSI licensure on file with the New Jersey Commission, petition the New Jersey Commission for permission for each transaction, demonstrate that good cause exists for granting the petition and the New Jersey Division must not object to the petition.

  The fee for a CSI license is a minimum of $5,000 and a maximum of $15,000, with the actual cost depending upon the amount of time spent by the New Jersey Commission and New Jersey Division in investigating an processing the applications, plus the out of pocket expenses of the New Jersey Commission and New Jersey Division.

  A CSI license is issued for an initial period of two years and, upon proper application and satisfaction of the same standards applicable to the initial issuance of a CSI license, is renewable for four year periods. The New Jersey Commission may impose conditions on the issuance of a license. In addition, the New Jersey Commission has the authority to impose fines or suspend or revoke a license for violations of the New Jersey Act, including the failure to satisfy the licensure requirements.

  In addition, gaming devices manufactured or distributed by the Company or SGI-NJ must be approved by the New Jersey Commission based on, at a minimum, their quality, design, integrity, fairness, honesty and suitability in order to be used in New Jersey casinos. The approval process includes the submission of a model of the gaming device and relevant documentation to the New Jersey Division for testing, examination and analysis. Only a licensed CSI or an applicant for CSI licensure can submit a gaming device for approval. All costs of such testing, examination and analysis are borne by the Company. Prior to deciding to approve a particular model of gaming device, the New Jersey Commission may require a test of up to 60 days of the gaming device in a licensed casino. During the test period, the manufacturer or distributor of the gaming device shall not be entitled to receive revenue of any kind whatsoever. Once a gaming device is approved by the New Jersey Commission, all gaming devices of that model placed in operation in licensed casinos shall operate in conformity with the model approved by the New Jersey Commission. Any changes in the design, function or operation of an approved gaming device are subject to prior approval by the New Jersey Commission, after testing by the New Jersey Division. In March of 1997, Odyssey was submitted to the New Jersey Division and New Jersey Commission for testing and approval. No assurances can be given as to the timing of the testing process or that Odyssey will be approved.

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

  Similar to Nevada, the Mississippi Commission may investigate and find suitable any individual who has a material relationship to, or material involvement with, the Company or the Mississippi Subsidiary, including record or beneficial holders of any of the voting securities of the Company, holders of debt obligations, and officers, directors and employees of the Company and the Mississippi Subsidiary. The Company and the Mississippi Subsidiary are required to maintain a current stock ledger in Mississippi which may be examined by the Mississippi Commission at any time. The Company believes that all required findings of suitability currently required have been applied for or obtained. Any application for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

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

  Federal Regulation. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices and component across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company is required to register and renew its registration annually. The Company has complied with such registration requirements. In addition, various record keeping equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

  Native American Gaming. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act or 1988 ("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Security of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. As a precondition to gaming involving gaming machines, IGRA requires that the tribe and the state have entered into a written agreement (a "tribal-state compact") that specifically authorizes such gaming, and that has been approved by the Secretary, with notice of such approval published in the Federal Registrar. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, and shareholders of gaming equipment supplies. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements to gaming equipment suppliers and their officers, directors, and shareholders.

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

ITEM 2: PROPERTIES

  The Company leases a 28,000 square foot facility in Palo Alto, California for its development, marketing, sales and administrative personnel. The lease expires in January 2006. The Company also leases a 29,000 square foot manufacturing facility in Mountain View, California pursuant to a lease that expires in February 2006. The Company leases a 27,000 square foot facility in Las Vegas, Nevada that houses its sales and support organization and a 4,000 square foot facility in Reno, Nevada that houses a sales and support organization.

  The Company believes that its existing manufacturing facility is adequate to meet its production requirements through at least 1999.

ITEM 3: LEGAL PROCEEDINGS

  Inapplicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:

                NAME                AGE                 POSITION
                ----                ---                 --------
 Donald J. Massaro................   54 President, Chairman of the Board and
                                         Chief Executive Officer
 Andrew S. Pascal.................   32 Executive Vice President--Marketing and
                                         Game Development
 Thomas E. Carlson................   44 Vice President--Chief Financial Officer
 Karen M. Katz....................   32 Vice President--Sales and Support
 Paul D. Matthews.................   33 Vice President--Corporate Development
                                         and Government Affairs
 H. Paul Kurth....................   61 Vice President--Operations

  Donald J. Massaro has served as President and Chief Executive Officer since June 1995. In addition, Mr. Massaro has served as a director of the Company since May 1995 and as Chairman of the Board since October 1996. Mr. Massaro has over 20 years of general management experience and has been a director and/or chairman of the board of directors for a number of public and private Silicon Valley based technology companies. Prior to joining SGI, Mr. Massaro was Executive Vice President and General Manager of Worldwide Sales and Marketing for Conner Peripherals Inc. ("Conner"), a disk drive manufacturer, from July 1994 to May 1995. From January 1991 to June 1994, Mr. Massaro was Chief Executive Officer of Sjoberg Industries ("Sjoberg"), and Inversion Development Corporation ("Inversion"), manufacturers of environmental products. Prior thereto, he served as President and Chief Executive Officer of Metaphor Computer Systems ("Metaphor"), a company he co-founded in 1982 to develop and manufacture client-server based management information systems. Mr. Massaro's other prior experience includes positions as Corporate Vice President and President of Xerox Corporation's Office Products Division and President and Chief Executive Officer of Shugart Associates, a computer peripherals company he co-founded in 1972.

  Andrew S. Pascal has served as Executive Vice President--Marketing and Game Development since October 1994. He has over 10 years of gaming industry experience with an emphasis in slot marketing, slot merchandising and slot operations. He joined SGI in October 1994 from Mirage Resorts, Incorporated, where he had worked from June 1985 to October 1994, most recently as Director of Slot Operations and Marketing at The Mirage Hotel and Casino, managing a division consisting of 350 employees and annual revenue in excess of $110 million. Mr. Pascal also served on The Mirage's eight-member Operating Committee, which set operating policy and established the strategic direction for The Mirage and its 7,300 employees, from September 1992 to October 1994. Prior to the opening of The Mirage Hotel and Casino, Mr. Pascal served as the Director of Slot Marketing for the Golden Nugget Casino-Hotel.

  Thomas E. Carlson joined SGI in May 1995 from Conner, where from November 1994 to February 1995 he held the position of Worldwide Research and Development and Launch Manufacturing Controller. From January 1991 to October 1994 he was Chief Financial Officer of Sjoberg and continued in that position with Inversion. From 1984 to 1990 Mr. Carlson held various positions at Metaphor, including Director of Financial Planning and Corporate Controller.

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

                                    PART II

  Portions of the information required by Part III of Form 10-K are incorporated by reference to portions of the Company's 1997 Annual Report. Except for the information specifically incorporated by reference, the Company's 1997 Annual Report is not be deemed filed as part of this Report.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The information under "Stock Price History" set forth in the 1997 Annual Report is incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

  The information under "Selected Consolidated Financial Data" set forth in the 1997 Annual Report is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1997 Annual Report is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information contained the 1997 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity (Deficiency)," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" is incorporated herein by reference.

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

                                   PART III

  Portions of the information required by Part III of Form 10-K are incorporated by reference to portions of the Company's definitive Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file not less than 120 days after the end of the fiscal year covered by this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth in the Proxy Statement under the captions "Proposal One--Election of Directors-Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders (the "Proxy Statement") and the information set forth in Part I of this Report under the caption "Executive Officers" is incorporated herein by reference.

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

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

    (1) Consolidated Financial Statements. The following consolidated financial statements and related notes, together with the report thereon of Deloitte & Touche LLP, independent public accountants, are incorporated herein by reference from the 1997 Annual Report.

                                                                   ANNUAL REPORT
                                                                    PAGE NUMBER
                                                                   -------------
     Consolidated Balance Sheets at December 31, 1997 and 1996...        12
     Consolidated Statements of Operations for the years ended
      December 31, 1997 and 1996 and the nine-month period ended
      December 31, 1995..........................................        13
     Consolidated Statements of Shareholders' Equity (Deficiency)
      for the period from April 1, 1995 through December 31,
      1997.......................................................        14
     Consolidated Statements of Cash Flows for the years ended
      December 31, 1997 and 1996 and the nine-month period ended
      December 31, 1995..........................................        16
     Notes to Consolidated Financial Statements..................        17
     Independent Auditors' Report................................        28

    (2) Financial Statement Schedules.

  Schedules have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

    (3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Report.

  (B) REPORTS ON FORM 8-K:

  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in the City of Palo Alto, County of Santa Clara, State of California, on the 19 day of March, 1998.

                                          Silicon Gaming, Inc.

                                                   /s/ Donald J. Massaro
                                          By___________________________________
                                                     DONALD J. MASSARO
                                             PRESIDENT, CHAIRMAN OF THE BOARD
                                                         AND CHIEF
                                                     EXECUTIVE OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                      TITLE                      DATE

    /s/ Donald J. Massaro      President, Chairman of the      March 19, 1998
-----------------------------   Board and Chief Executive
      DONALD J. MASSARO         Officer (Principal
                                Executive Officer)

    /s/ Thomas E. Carlson      Vice President--Chief           March 19, 1998
-----------------------------   Financial Officer
      THOMAS E. CARLSON         (Principal Financial and
                                Accounting Officer)

     /s/ Robert M. Fell        Director                        March 19, 1998
-----------------------------
       ROBERT M. FELL

      /s/ William Hart         Director                        March 19, 1998
-----------------------------
        WILLIAM HART

     /s/ Kevin R. Harvey       Director                        March 19, 1998
-----------------------------
       KEVIN R. HARVEY

     /s/ David S. Morse        Director                        March 19, 1998
-----------------------------
       DAVID S. MORSE

    /s/ Joseph T. Piemont      Director                        March 19, 1998
-----------------------------
      JOSEPH T. PIEMONT

     /s/ Thomas J. Volpe       Director                        March 19, 1998
-----------------------------
       THOMAS J. VOLPE

                               INDEX TO EXHIBITS

 EXHIBIT  DESCRIPTION
 -------  -----------
  3.1(1)  Amended and Restated Articles of Incorporation of the Registrant.
  3.2(3)  Bylaws of the Registrant.
  4.1     Securities Purchase Agreement, dated as of September 30, 1997, by and between the Company and B III Capital Partners, L.P., a Delaware
           limited partnership
  4.2     Form of Senior Discount Notes due September 30, 2002
  4.3     Registration Rights Agreement dated September 30, 1997, by and between the Company and B III Capital Partners, L.P., a Delaware
           limited partnership
  4.4     Warrant Agreement including Form of Warrant dated September 30, 1997, by and between the Company and B III Capital Partners, L.P., a
           Delaware limited partnership
 10.1(3)  Amended and Restated 1994 Stock Option Plan, as amended.
 10.2(3)  Lease Agreement dated September 14, 1995, between the Registrant and
           Demmon Family Partnership.
 10.6(2)  Series C Preferred Stock Purchase Agreement dated as of March 21,
           1996, as amended May 29, 1996.
 10.7(3)  Second Amended and Restated Rights Agreement dated as of March 21,
           1996.
 10.8(2)  Master Equipment Lease Agreement dated October 6, 1995, between the
           Registrant and Lighthouse Capital Partners, L.P.
 10.10(3) Side Letter Agreement dated March 21, 1996, between the Registrant and the Interpublic Group of Companies, Inc.
 10.11(3) Side Letter Agreement dated March 21, 1996, between the Registrant and Station Casinos, Inc.
 10.15(3) OEM Master License Agreement dated April 17, 1996, between the
           Registrant and RSA Data Security, Inc.
 10.16(3) Agreement dated March 26, 1996, between the Registrant and MICROID
           Research.
 10.18(2) Employment Agreement dated May 25, 1995, by and between the
           Registrant and Donald J. Massaro.
 10.19(3) 1996 Employee Stock Purchase Plan.
 10.20(3) 1996 Outside Directors Stock Option Plan.
 10.21(2) Software License Agreement dated June 20, 1996 between the Registrant and Duck Corporation.
 10.22(4) Lease Agreement dated August 14, 1996, between the Registrant and
           Interactive Technologies, Inc.
 10.23(4) Lease Agreement dated January 1997, between the Registrant and The
           Prudential Insurance Company of America
 10.24(4) Lease Agreement dated January 23, 1997, between the Registrant and
           Johnny Ribeiro
 10.25(4) Lease Agreement dated January 23, 1997, between the Registrant and
           The Ribeiro Corporation
 10.26    Lease Agreement dated October 7, 1997 between the Registrant and
           Battle Born Development, LLC.
 10.27    1997 Nonstatutory Stock Option Plan
 10.28    See Exhibit 4.1
 10.29    See Exhibit 4.2

 EXHIBIT DESCRIPTION
 ------- -----------
 10.30   See Exhibit 4.3
 10.31   See Exhibit 4.4
 11.1    Statement of Computation of Net Loss Per Share.
 12.1    Computation of Ratio of Earnings to Fixed Charges.
 13.1    Portions of 1997 Annual Report to Shareholders.
 16.1(3) Letter re change in certifying accountant.
 21.1    Subsidiaries of the registrant.
 23.1    Consent of Deloitte & Touche LLP.
 27      Financial Data Schedule.

--------
(1) Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-1 (No. 333-4793) which became effective on July 30, 1996 (the "Form S-1"). (No. 0-28294) filed with the Commission on
    April 24, 1996 (the "Form 10").
(2) Incorporated by reference to identically numbered exhibit to the Form S-1.
(3) Incorporated by reference to identically numbered exhibit to Registrant's Registration Statement on Form 10 (No. 0-28294) filed with the Commission on April 24, 1996 (the "Form 10").
(4) Incorporated by reference to identically numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.