Form 10-Q
period 1998-03-31
SILICON GAMING INC
filed 1998-05-15
CIK 1013170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_]Transition Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from _________ to ________

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

                           TELEPHONE: (650) 842-9000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

  14,155,591 shares of Common Stock, $.001 par value, were outstanding as of
                                April 30, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets--March 31, 1998 and December 31,
         1997............................................................    3
         Consolidated Statements of Operations--Three Months Ended March
         31, 1998 and 1997...............................................    4
         Consolidated Statements of Cash Flows--Three Months Ended March
         31, 1998 and 1997...............................................    5
         Notes to Consolidated Financial Statements......................    6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations...........................................    8
 PART II OTHER INFORMATION
 Item 2. Changes in Securities...........................................   18
 Item 6. Exhibits and Reports on Form 8-K................................   18
         Signature.......................................................   19

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          MARCH 31,  DECEMBER 31,
                                                            1998         1997
                                                          ---------  ------------
                         ASSETS
CURRENT ASSETS:
 Cash and equivalents...................................  $ 11,146     $16,352
 Short-term investments.................................     2,081       4,705
 Accounts receivable (net of allowances of $50).........     4,283       4,930
 Inventories............................................    11,332       6,335
 Prepaids and other.....................................     1,417       1,334
                                                          --------     -------
   Total current assets.................................    30,259      33,656
PROPERTY AND EQUIPMENT, NET.............................     9,201       8,844
PARTICIPATION UNITS, NET................................     4,766       4,825
OTHER ASSETS, NET.......................................     1,618       1,713
                                                          --------     -------
                                                          $ 45,844     $49,038
                                                          ========     =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.......................................  $  4,198     $ 3,151
 Accrued liabilities....................................     2,411       2,983
 Deferred revenue.......................................     1,426       1,478
 Current portion of long-term obligations...............       756         285
                                                          --------     -------
   Total current liabilities............................     8,791       7,897
OTHER LONG-TERM LIABILITIES.............................     1,731       1,007
LONG-TERM OBLIGATIONS...................................    24,022      22,637
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473 shares
 authorized at March 31, 1998; shares outstanding: March
 31, 1998--1,474,641; December 31, 1997--2,769,424           1,666       3,065
SHAREHOLDERS' EQUITY
 Common Stock, $.001 par value; 50,000,000 shares
  authorized; shares outstanding: March 31, 1998--
  14,147,641; December 31, 1997--13,149,737.............    56,091      54,131
 Warrants...............................................     3,107       3,107
 Notes receivable from shareholders.....................      (202)       (207)
 Unrealized gain on investments.........................         2           1
 Accumulated deficit....................................   (49,364)    (42,600)
                                                          --------     -------
   Total shareholders' equity...........................     9,634      14,432
                                                          --------     -------
                                                          $ 45,844     $49,038
                                                          ========     =======

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                  ENDED MARCH
                                                                      31,
                                                                 -------------
                                                                  1998   1997
                                                                 ------ ------
REVENUE:
 Hardware....................................................... $2,424 $  --
 Software.......................................................    720    --
 Participation..................................................    882 $  --
                                                                 ------ ------
                                                                 $4,026 $  --
OPERATING EXPENSES:
 Cost of sales and related manufacturing expenses...............  3,190    941
 Research and development.......................................  2,716  2,007
 Selling, general and administrative............................  3,951  2,126
                                                                 ------ ------
 Total costs and expenses.......................................  9,857  5,074
                                                                 ------ ------
   Loss from operations.........................................  5,831  5,074
 Interest (income)/expense, net.................................    933 $ (412)
                                                                 ------ ------
NET LOSS........................................................ $6,764 $4,662
                                                                 ====== ======
Basic and diluted net loss per share............................ $ 0.51 $ 0.48
                                                                 ====== ======
Shares used in computation...................................... 13,150  9,767
                                                                 ====== ======


                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................... $(6,764) $(4,662)
 Reconciliation to net cash used in operating activities:
  Depreciation and amortization..............................   1,176      316
  Accrued interest...........................................     672      --
  Accretion of debt discount.................................     364      --
  Deferred rent..............................................      53       40
 Changes in assets and liabilities:
  Accounts receivable........................................     647      --
  Inventories................................................  (4,997)  (2,522)
  Prepaid and other..........................................     (83)      19
  Participation units........................................    (178)     --
  Accounts payable...........................................   1,047    1,197
  Accrued liabilities........................................    (572)    (184)
  Deferred revenue...........................................     (52)     --
                                                              -------  -------
   Net cash used in operating activities.....................  (8,687)  (5,796)
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment.......................  (1,197)  (2,047)
 Purchase of short-term investments..........................      --   (1,250)
 Sales and maturities of short-term investments..............   2,625    3,750
 Other Assets, net...........................................      (4)    (161)
                                                              -------  -------
   Net cash provided by investing activities.................   1,424      292
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of common stock, net of notes receivable...............     561      358
 Collection of note receivable...............................       5        7
 Proceeds from term loans....................................   1,560      --
 Repayment of capital lease obligations......................     (69)     (42)
                                                              -------  -------
   Net cash provided by financing activities.................   2,057      323
                                                              -------  -------
NET DECREASE IN CASH AND EQUIVALENTS.........................  (5,206)  (5,181)
 Beginning of period.........................................  16,352   25,583
                                                              -------  -------
 End of period............................................... $11,146  $20,402
                                                              =======  =======
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for interest.................... $    15  $    21
                                                              =======  =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of preferred stock to common stock............... $ 1,399  $   --
                                                              =======  =======

                See notes to consolidated financial statements.

                             SILICON GAMING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

  Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
   Raw materials.........................................  $ 3,924     $3,028
   Work in process.......................................      584        468
   Finished goods........................................    6,824      2,839
                                                           -------     ------
                                                           $11,332     $6,335
                                                           =======     ======

3. LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following (in thousands):

                                                        MARCH 31, DECEMBER 31,
                                                          1998        1997
                                                        --------- ------------
   Senior Discount Notes ($30 million principal
    obligation)........................................  $22,641    $22,277
   Capital lease obligations...........................      577        645
   Other long-term obligation..........................    1,560          0
                                                         -------    -------
                                                         24,778      22,922
   Current portion.....................................    (756)       (285)
                                                         -------    -------
   Long-term portion...................................  $24,022    $22,637
                                                         =======    =======

  In March 1998, the Company entered into a secured equipment term loan with available credit up to $2 million. Borrowings bear interest at 11% per annum for a term of 36 months. As of March 31, 1998, the Company had $1,560,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, and the Company was in compliance with all of the covenants at March 31, 1998.

                             SILICON GAMING, INC.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended March 31, 1998 and 1997, comprehensive loss, which was comprised of the Company's net loss for the periods and unrealized gains (losses) on investments, was $6,763,000 and $4,638,000, respectively.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

5. SUBSEQUENT EVENTS

  In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (8.50% at March 31, 1998) plus 1%. The line of credit requires the Company to comply with certain financial covenants, and the Company was in compliance with all of the covenants at March 31, 1998.

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

OVERVIEW

  Silicon Gaming, Inc. ("SGI" or "the Company") is engaged in the design, development, production, marketing and sale of what it believes will be the next generation of interactive slot machines for use in casinos and other gaming establishments. The Company's first product, Odyssey(TM), combines an advanced multimedia gaming platform with software-based games that the Company believes to be more engaging and entertaining than other gaming devices currently available and will, as a result, generate increased win per machine for the casino operator.

  Odyssey features high-resolution video presented across the full surface of a large touchscreen display. The games feature high quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The majority of today's slot machines are "hardware dominant", consisting of a fixed and unvarying game played on spinning reels or a small video screen mounted within a large metal box. By contrast, Odyssey is "software dominant", in that the attraction and entertainment value of its machines is created by software programs that run SGI's games. Odyssey offers a selection of a suite of up to six different games on a single machine. The Company expects that casino operators will be able to quickly and easily upgrade SGI's machines simply by installing new software, rather than replacing an entire slot machine.

  The Company commenced commercial sale of Odyssey in May 1997 and prior to this time was in the development stage. The Company and Odyssey are licensed for sale in Nevada, Missouri and Mississippi and the Company is in the process of gaining licenses in additional jurisdictions. As at March 31, 1998 the Company had an installed base of over 2,000 machines. The Company shipped 660 machines to customers during the quarter, increasing its installed base by 42%. During the quarter, the Company received approval in Nevada to introduce four new game titles as well as one-dollar and five-dollar denomination Odyssey machines. Subsequent to the end of the quarter, the Company received similar approval in Mississippi. In addition, the Company recently received its corporate license in New Jersey.

  The Company was incorporated in California on July 27, 1993. Its principal offices are located at 2800 W. Bayshore Road, Palo Alto, California, 94303. The Company also maintains sales and support offices in Las Vegas and Reno, Nevada, and in Gulfport, Mississippi.

RESULTS OF OPERATIONS

  The Company had a net loss of $6,764,000 and $4,662,000 for the three months ended March 31, 1998 and 1997, respectively. Increases between these two periods were due to increases in resources the Company devoted to manufacturing development and production, building a sales, support and administrative infrastructure, hiring additional administrative staff, and ramping up the Company's marketing activities, which were partially offset by the revenue earned in the current quarter. In the three months ended March 31, 1997 the Company was in the development stage, without revenue. As a result, the prior period differs from, and may not be comparable to, current or future periods. Revenue for the three months ended March 31, 1998 of $4,026,000 was lower than revenue recorded in the three months ended December 31, 1997 of $5,038,000. Consistent with industry practice, the Company places units with customers on a 45-day evaluation period. The timing of approvals of new games in the current quarter meant that a large number of installations in the quarter were still on evaluation with customers as at March 31, 1998. The Company was able to install more units in the current quarter than the previous quarter, however the timing of the new product licensing had a negative impact on revenue and the number of units that were recorded to revenue.

  The Company sold its first machines in Nevada in May 1997. Since that time the Company has been broadening the markets in which it sells it product and expanding its game software library. The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period. This includes such factors as the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of sales or trial orders by its customers, the timing and or ability of the Company to obtain the licenses necessary to conduct its business, the Company's ability to introduce new software or hardware products and technologies on a timely basis, new product introductions by the Company's competitors, and the level of expenditures in manufacturing, research and development, and sales, general and administrative functions. Accordingly, it is not possible to estimate future revenue and operating expenses based upon historical operating performance.

  The Company's first commercial product, Odyssey, is significantly different from the products offered by its competitors. Because sales of the Odyssey and related software will comprise the Company's only source of revenue for the foreseeable future, the Company's quarterly and annual operating results will depend on the success of this single product that is subject to the new product risks described in the preceding paragraph. In addition, Odyssey's success will also depend upon the Company's ability to generate new and successful software-based games which are readily accepted in the marketplace. Historically, the Company has generally recognized a substantial portion of its revenues in the last month of a given quarter. A significant portion of the Company's expenses is fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

  As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or operating results from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

  The market price of the Company's common stock has fluctuated significantly since its initial public offering in July 1996. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products or game titles by the Company or its competitors, quarterly fluctuations in the Company's financial results or other gaming machine manufacturing companies' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the gaming or gaming machine manufacturing industries, conditions in the financial markets and general conditions in the political or business environment which might adversely affect the gaming industry. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. The market price of the Company's common stock has declined substantially from its historic highs, and may continue to experience significant fluctuations in the future.

 Revenue

  Revenue for the three months ended March 31, 1998 was $4,026,000, comprised of $2,424,000 in hardware sales, $720,000 in software license revenue and $882,000 in participation revenue. The Company did not have revenue in the three months ended March 31, 1997. As of March 31, 1998 the Company had an installed base of over 2,000 machines. In the quarter ended March 31, 1998, the Company shipped 660 machines, increasing its installed base by 42%. Revenue was recognized on 310 units, with the remaining units (net of returns) subject to an initial evaluation period. Due to the early stage of the Company's product cycle, the Company believes the revenue generated from future sales will increase significantly with the full rollout of the Company's product in the current year. The Company believes license revenue will increase as a percentage of total revenue and in absolute dollars as the Company's base of installed units continues to increase. Anticipated increases in revenues, however, are subject to a number of risks and uncertainties. See "Risk Factors--Uncertain Market Acceptance; Risk of Technical Errors; Single Product", "--Competition", "--Rapidly Changing Technology" "--Slow Trend in Legalized Gambling", and "--Regulatory Approval."

  The Company began commercial sale of its product in May 1997, and has since generated revenue from machine sales direct to customers as well as from software license and participation revenue in the Nevada, Missouri and Mississippi markets. The Company installs units on casino floors through direct sales, as well as on a trial basis, consistent with industry practice. The Company's initial sales of Odyssey include the hardware platform bundled with a suite of six games, play stoppage entertainment and the Machine Management System(TM). The Company offers two alternative purchase programs, consisting of the sale of hardware bundled with either (1) a single game or a suite of games or (2) a renewable one-year software license, including access to the Company's entire game library for the term of the license. In addition, the Company offers a revenue participation plan that allows the Company to share with casino operators the aggregate win generated by the machines, with 20% going to the Company. Under this plan, the casino accumulates credits that may be applied to the purchase of the machines after a 90-day, minimum evaluation period. As of March 31, 1998, the Company had 687 units with customers under participation arrangements.

 Cost of Sales and Related Manufacturing Expenses

  Cost of sales and related manufacturing expenses include direct costs of product sales, payroll and related costs for manufacturing personnel, overhead costs and depreciation of participation units. Cost of sales and related manufacturing expenses were $3,190,000 and $941,000 for the three months ended March 31, 1998 and 1997, respectively. In the three months ended March 31, 1998, manufacturing costs, as well as direct costs of product sales, relate to the corresponding revenue recognized. In the three months ended March 31, 1997 the Company was in the development stage, without revenue, and manufacturing expenses did not include direct costs of product sales. As a result, the prior periods differs from, and may not be comparable to, current or future periods. Cost of sales and manufacturing expenses are expected to increase through 1998 as the Company increases sales of its product and expands its manufacturing capacity and infrastructure to produce its product in greater commercial quantities. Due to manufacturing efficiencies from the tooling of certain hardware components, the Company expects to achieve a further reduction in per unit manufacturing costs in future periods; however, aggregate fixed manufacturing costs are expected to increase as the Company's manufacturing volume increases. The anticipated manufacturing efficiencies are subject to a number of risks and uncertainties. See "Risk Factors--Limited Manufacturing Experience."

 Research and Development

  Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $2,716,000 and

$2,007,000 for the three months ended March 31, 1998 and 1997, respectively. Increases over these periods have resulted from the incremental hiring of personnel, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. The Company believes that a significant level of R&D expense is required due to the technical nature of its product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and that these costs are expected to increase in absolute dollars in future periods, however these costs are expected to decrease as a percentage of revenues.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and marketing personnel, overhead costs, legal and associated costs, costs associated with obtaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $3,951,000 and $2,126,000 for the three months ended March 31, 1998 and 1997, respectively. Increases over these periods have resulted from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions and costs associated with the establishment of sales and marketing organizations as the Company commenced commercial distribution and production of its product. SG&A expenses are expected to increase substantially in absolute dollars as the Company invests in increased sales- and marketing-related activities and in administrative personnel to support its growing infrastructure, however these costs are expected to decrease as a percentage of revenues.

 Interest Income and Expense

  Net interest expense was $933,000 for the three months ended March 31, 1998, as compared to and net interest income of $412,000 for the three months ended March 31, 1997. Included in these totals was interest income of $220,000 and $434,000 for the three months ended March 31, 1998 and 1997, respectively. Decreases in interest income over these periods were primarily due to lower average cash and investment balances held compared to prior periods. Interest expense was $1,153,000 and $22,000 for the three months ended March 31, 1998 and 1997. Increases in interest expense over these periods were primarily due to interest and amortized debt costs recorded in the quarter ended March 31, 1998 for Senior Discount Notes (the "Notes") issued on September 30, 1997.

 Income Taxes

  The Company has not been required to pay income taxes due to its net operating losses in each period since inception. As of December 31, 1997, the Company had net operating loss carryforwards of approximately $40,800,000 and $24,900,000 for federal and state income tax purposes, respectively. These loss carryforwards will expire beginning in the year 2000, if not utilized. As of December 31, 1997, the Company also has R&D credit carryforwards of approximately $480,000 and $480,000 for federal and state purposes, respectively, which expire beginning 2010. A valuation allowance has been recorded for any deferred tax assets due to uncertainties regarding the realization of these assets resulting from the lack of earnings history of the Company. The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. As of March 31, 1997, approximately $4 million of the Company's net operating loss carryforwards was subject to such limitation and this limitation is dependent on the Company's future profitability and the utilization of its net operating loss carryforwards over a period of time.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $13,227,000 as of March 31, 1998, compared to $21,057,000 as of December 31, 1997. This decrease was primarily due to increases in cash used in operating activities as the Company ramped up manufacturing, marketing, and selling of its product, partially offset by increases in cash provided by investing and financing activities.

  The Company's net cash used in operating activities was $8,687,000 and $5,796,000 for the three months ended March 31, 1998 and 1997, respectively. This increase was due to increases in the Company's net losses, partially offset by depreciation and amortization, accrued interest, accretion of debt discount, deferred rent changes in working capital. Working capital was $21,468,000 and $25,759,000 at March 31, 1998 and December 31, 1997,
respectively. The decrease in working capital consists of increases in inventory, accrued liabilities, participation units, prepaid and other current assets, and deferred revenue, offset by decreases in accounts receivable and accounts payable. These changes are primarily due to the fact that the Company was ramping up operations and increasing inventory on hand to prepare for the increased sale of its product in the current year.

  Net cash provided by investing activities was $1,424,000 and $292,000 for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to decreases in the acquisition of fixed assets, primarily computer equipment and software, decreases in other assets, and increases in the net cash provided by the purchase, sale and maturity of short-term investments.

  Net cash provided by financing activities was $2,057,000 and $323,000 for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to proceeds from term loans and the sale of common stock, which was partially offset by increases in the repayment of capital lease obligations.

  In March 1998, the Company entered into a secured equipment term loan with available credit up to $2 million. Borrowings bear interest at 11% per annum for a term of 36 months. As of March 31, 1998, the Company had $1,560,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, and the Company was in compliance with all of the covenants at March 31, 1998.

  In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (8.50% at March 31, 1998) plus 1%. The line of credit requires the Company to comply with certain financial covenants, and the Company was in compliance with all of the covenants at March 31, 1998.

  At March 31, 1998 the Company's principal sources of liquidity included cash and equivalents of $11,146,000 and short-term investments of $2,081,000. The Company believes its cash and equivalents, short-term investments, and its revolving line of credit, together with proceeds from additional financing sources which the Company believes are available, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion until the Company generates positive cash flow from operations. However, there can be no assurances that the Company will generate positive cash flow within the currently anticipated time frame. In the future, the Company expects to increase the cash used in operating activities in order to increase commercial production and distribution of its product, enhance manufacturing capabilities, expand sales and support operations, increase research and development activities and add administrative infrastructure.

  Cash flow from the Company's initial commercial sales has been negatively affected by the revenue participation plan that the Company is offering to its customers. Under this plan, a customer does not purchase the machine outright, but pays the Company 20% of the win generated by such machine. The customer also accumulates credits which may be applied to the purchase of the machines. Although the Company expects that this plan will generate higher revenue per unit than conventional sales, the cash flow generated by sales under the plan occurs over an extended period, as the aggregate win per day is earned.

  The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the extent to which the customers choose the revenue participation plan, the response of competitors to the Company's product, and the ability of the Company to satisfy the licensing requirements in various jurisdictions applicable to the Company, its product, and in some jurisdictions, its officers, directors, employees or principal shareholders. In addition to financing recently obtained, the Company may be required to seek additional financing before it achieves positive cash flow. In that event, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its shareholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to limit its operations significantly.

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

  The Company sells its machines at prices that are substantially higher than the prices of most competing products. In light of these higher sale prices, coupled with the Company's status as a new and relatively small entrant in a market dominated by larger companies, Odyssey's success will require that it demonstrate superior, as opposed to merely comparable, win per machine when compared to traditional slot machines and other gaming platforms offered by more established competitors. Although a number of casinos have purchased or installed the Company's product, any additional purchases of the product by these casinos, or others that may conduct similar evaluations in the future, will be subject to the superior performance of the product on the casino floor.

  Odyssey was licensed in 1997 for manufacture, distribution and sale in Nevada, Missouri and Mississippi. Because of the limited opportunity for the Company to test its gaming platform under long-term play conditions, there can be no assurance that a substantial technical difficulty with, or an undetected error in, the Company's software or hardware will not arise, possibly resulting in unanticipated costs, installation and production delays or delays in product licensing.

  The Company's success will depend on the success of a single product. Because sales of its slot machine and related software will comprise the Company's only source of revenue in the foreseeable future, any interruption in these sales due to a technical problem will prevent the Company from earning revenue unless and until the cause of such interruption can be remedied. As the Company moves into new jurisdictions, including potential international markets, the Company may be required to make certain modifications to its product to comply with local regulatory or market conditions. There can be no assurance that such modifications will be successful, or that these modifications will be performed in a timely or cost effective manner. Moreover, should Odyssey fail to win broad acceptance in the market, the Company's business, financial condition and results of operations would be materially and adversely affected, and investors would be exposed to the loss of all or a substantial portion of their investment.

  EXPECTATION OF LOSSES; NEGATIVE CASH FLOWS. As of March 31, 1998, the Company has had net losses since inception, and the Company expects to continue to incur substantial losses and negative cash flows at least through mid-1998. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties and complications that may affect the Company's ability to achieve profitable operations and the competitive and regulatory environment in which the Company must operate. To date, the Company's operations have focused primarily on product development, and the Company has had limited experience in the areas of manufacturing, sales, product distribution and customer support. Accordingly, it is not possible to estimate future revenue and operating expenses based upon historical operating performance. Operating results will depend, in part, on matters over which the Company has little or no control, including, without limitation, the ability of the Company to obtain the licenses necessary to conduct its business, competition, the actual number of orders for its product, gaming regulations and taxes.

  CAPITAL REQUIREMENTS. The Company believes that its cash and equivalents, short-term investments, and its revolving line of credit, together with proceeds from additional financing sources which the Company believes are available, will be sufficient to fund its capital and operating requirements until the Company generates positive cash flow from operations. The Company recently obtained debt financing to fund its product roll-out, expand operations, and fund the adoption of its revenue sharing plan. The cash flow generated by sales under the revenue sharing plan is recognized over an extended period, as the aggregate win per day is earned, and therefore has an adverse effect on the Company's working capital compared to other pricing options. In addition to the financing recently obtained, the Company may be required to seek additional financing before it achieves positive cash flow. There can be no assurance that the Company will be able to obtain such financing, or that, if it is able to obtain such financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience substantial dilution, and such securities may have rights or preferences senior to those of Common Stock. Moreover, if adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to limit or discontinue its revenue sharing plan, scale back its product rollout, or limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company introduces its product, the market acceptance and competitive position of such product, the extent to which the customers choose the revenue participation plan, the response of competitors to the product and the ability of the Company's management and its product to satisfy the corporate licensing and product licensing requirements in various jurisdictions.

  COMPETITION. The gaming machine industry is characterized by intense competition that is based on, among other things, a device's ability to generate win per machine through product appeal to players, and knowledge of customer requirements such as ease of use, quality of service, support and training, distribution, name recognition and price. In recent years, the gaming machine market has been dominated by International Game Technology ("IGT") which, according to industry sources, captured approximately 75% of the market in 1997. IGT's presence as a competitor is bolstered by its extensive market presence, distribution capacity, player acceptance and financial, technological and other resources. Several other companies, including Bally Gaming International, Inc. ("Bally Gaming"), are established in, or are seeking to enter, the gaming machine business. Companies in historically unrelated industries, such as Sega Enterprises Ltd. ("Sega"), have technological resources that could offer them a competitive advantage in developing multimedia-based gaming machines. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage in developing multimedia-based gaming machines. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. If Odyssey displays a potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market share, including price reductions, acceleration of new product development or acquisition of new, competitive technologies. In the face of such tactics, there can be no assurance that the Company will be a successful competitor in the gaming machine industry.

  MANAGEMENT OF GROWTH. Execution of the Company's plan of operation will require significant growth. The Company's current plans for growth will place a significant strain on the Company's financial, managerial and other resources. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and to attract, motivate and train key employees. Should the Company's executives be unable to manage growth effectively, the Company's business, operating results and financial condition would be materially and adversely affected.

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

  LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF LITIGATION. The Company regards its product as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its proprietary rights. Defense of intellectual property rights can be difficult and costly, and there can be no assurance that the Company will be able to effectively protect its technology from misappropriation by competitors. In addition, the protections offered by trademark, copyright and trade secret laws would not prevent a competitor from designing games having appearance and functionality that closely resemble the Company's games. At present, the Company's principal proprietary technology consists of its game authentication algorithm, which is designed to prevent tampering with the game software that is resident in its product, and its random number generator algorithm, which determines the outcome of each gaming proposition. While the Company believes that these algorithms are unique at present, there can be no assurance that a competitor of the Company will not succeed in developing an authentication algorithm or a random number generator algorithm that performs as well as, or better than, the Company's. Moreover, although the Company has applied for and received certain patents and trademarks for its intellectual property, there can be no assurance that such patents and trademarks will not be successfully challenged in subsequent litigation.

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

  LIMITED MANUFACTURING EXPERIENCE. In order for the Company to be successful, its product must be manufactured to meet high quality standards in commercial quantities at competitive prices. The Company has a limited history of manufacturing Odyssey for commercial distribution and has had no prior experience in large-scale manufacturing of gaming machines. The transition to large-scale manufacturing of Odyssey will involve various risks and uncertainties including unforeseen costs or assembly difficulties and the possibility that anticipated efficiencies or economies of scale will fail to materialize as the Company begins manufacturing in greater volumes. A failure by the Company to successfully manage this transition would have a material adverse affect on the Company's business, operating results or financial condition.

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

  SLOWING IN TREND TO LEGALIZE GAMING. Growth in demand for slot machines historically has been driven by the opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized. However, in recent years, the legalization of gaming in new jurisdictions has been significantly reduced; therefore, demand based on new openings will be largely limited to new projects in existing markets. Certain jurisdictions which currently permit gaming are contemplating legislation to limit, reduce, or eliminate gaming. If successful, such legislation could limit growth opportunities for the Company. As a result of these factors, there can be no assurance that the slot machine industry will sustain the rate of growth that was possible in the first half of this decade.

  REGULATORY APPROVAL. The Company will be required to obtain and maintain the necessary licenses, approvals, findings of suitability and product approvals in all jurisdictions in which it intends to distribute its product. The licensing and approval processes can involve extensive examination of the Company and its officers, directors, employees, principal shareholders and product and can require significant expenditures of time and resources by the Company. Distribution of gaming devices in U.S. gaming jurisdictions generally requires both corporate approval and product approval. The Company and certain of its subsidiaries have received the requisite corporate approvals in Nevada, Mississippi, Missouri, Colorado and New Jersey. The Company has also applied for corporate approval in Minnesota, Indiana, Illinois and with certain native American tribes in Mississippi and Louisiana, and intends to file for approval in other jurisdictions where its product can be sold legally. Odyssey was approved for sale in Nevada on March 20, 1997, and in Missouri and Mississippi on October 17, 1997 and December 18, 1997, respectively. The Company has also submitted Odyssey for testing in New Jersey and to Gaming Laboratories International, Inc. for various jurisdictions. There can be no assurance that Odyssey will be approved in any additional jurisdiction. The regulations relating to company and product licensing are subject to change, and other jurisdictions, including the federal government, may elect to regulate or tax gaming activities. The Company cannot predict the nature of any such changes or their impact on the Company. In addition to the initial product approval, the Company is required to submit all software and hardware modifications to the various regulatory laboratories. These modifications normally take between 30 and 45 days to process.

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

  YEAR 2000 ISSUES. The inability of computers and software programs to recognize and properly process data fields containing a two digit year is commonly know as the Year 2000 issue. As the year 2000 approaches, such computer systems may be unable to accurately process certain date-based information. This could result in system failures or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  During 1997 the Company implemented an enterprise-wide management information system which supports all of the Company's major business applications including sales and customer service, manufacturing and distribution, and finance and accounting. Management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. As a result, any costs attributable to the purchase and implementation of new software will be capitalized and any other costs incurred in connection with Year 2000 compliance will be expensed as incurred.

  The Company is in the process of obtaining assurances from vendors that timely updates will be made available to ensure that all purchased software will be 2000 compliant. The Company is also in the process of initiating formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to Year 2000 issues. However, there can be no guarantee that if the systems of other companies on which the Company's systems rely are not timely converted, or if another company fails to convert, this would not have a material adverse effect on the Company.

  The Company currently obtains a significant amount of its revenues from relatively few customers. There can be no assurance that the Year 2000 issue will not pose significant problems for the computer systems of these customers, which could in turn affect the customers ability to purchase machines and generate revenue for the Company. There can be no assurance revenue generated for the Company will not be affected by the Year 2000 issues that these customers might have. The Company cannot predict the nature of any such changes or their impact on the Company.

  The Company expects that any systems or application changes or upgrades connected with Year 2000 compliance will be completed before December 31, 1998. The Company plans on using both internal and external resources to replace and test software for Year 2000 compliance. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The total cost of Year 2000 compliance is not expected to exceed $500,000, the majority of which will be spent on the purchase and implementation of new software and upgrades. These costs and the date by which management expects to complete the Year 2000 compliance are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party product and modification programs and other factors. However there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

  NO DIVIDENDS. The Company has not paid any cash dividends in the past and does not expect to do so in the foreseeable future.

                          PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the quarter ended March 31, 1998, certain holders of the Company's Series A1 and Series B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") converted an aggregate of 1,294,783 shares of Nonvoting Preferred to an aggregate of 863,189 shares of Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

   NUMBER EXHIBIT DESCRIPTION
   ------ -------------------
   11.1   Statement Regarding Computation of Loss Per Share
   27.1   Financial Data Schedule
   27.2   Restated Financial Data Schedule
   27.3   Restated Financial Data Schedule
   27.4   Restated Financial Data Schedule
   27.5   Restated Financial Data Schedule

  (b) Reports on Form 8-K.

  None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Silicon Gaming, Inc.

                                          By /s/    Thomas E. Carlson
                                            -----------------------------------
                                                    THOMAS E. CARLSON
                                             VICE PRESIDENT--CHIEF FINANCIAL
                                                         OFFICER
                                             (PRINCIPAL FINANCIAL AND CHIEF
                                                   ACCOUNTING OFFICER)

Date: May 15, 1998