Form 10-Q
period 1998-06-30
SILICON GAMING INC
filed 1998-08-14
CIK 1013170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  14,250,055 shares of Common Stock, $.001 par value, were outstanding as of
                                July 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SILICON GAMING, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED JUNE 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets--June 30, 1998 and December 31,
         1997............................................................     3
         Consolidated Statements of Operations--Three months and six
         months ended June 30, 1998 and June 30, 1997....................     4
         Consolidated Statements of Cash Flows--Six months ended June 30,
         1998 and June 30, 1997..........................................     5
         Notes to Consolidated Financial Statements......................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8
 PART II OTHER INFORMATION
 Item 4. Submission of Matters to a Vote of Security Holders.............    20
 Item 5. Other Information...............................................    20
 Item 6. Exhibits and Reports on Form 8-K................................    21
         Signature.......................................................    22

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                          --------  ------------
                         ASSETS

CURRENT ASSETS:
  Cash and equivalents..................................  $  6,776    $ 16,352
  Short-term investments................................       --        4,705
  Accounts receivable (net of allowances of $200 and
   $50).................................................     7,764       4,930
  Inventories...........................................    13,866       6,335
  Prepaids and other....................................     1,192       1,334
                                                          --------    --------
    Total current assets................................    29,598      33,656
PROPERTY AND EQUIPMENT, NET.............................     8,888       8,844
PARTICIPATION UNITS, NET................................     3,733       4,825
OTHER ASSETS, NET.......................................     1,464       1,713
                                                          --------    --------
                                                          $ 43,683    $ 49,038
                                                          ========    ========
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable......................................  $  5,168    $  3,151
  Accrued liabilities...................................     4,466       2,983
  Deferred revenue......................................     1,236       1,478
  Current portion of long-term obligations..............     1,089         285
                                                          --------    --------
    Total current liabilities...........................    11,959       7,897
OTHER LONG-TERM LIABILITIES.............................       582       1,007
LONG-TERM OBLIGATIONS...................................    25,190      22,637
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473 shares
 authorized at June 30, 1998; shares outstanding: June
 30, 1998--1,474,641; December 31, 1997--2,769,424......     1,666       3,065
SHAREHOLDERS' EQUITY
  Common Stock, $.001 par value; 50,000,000 shares
   authorized; shares outstanding: June 30, 1998--
   14,167,589; December 31, 1997--13,149,737............    56,160      54,131
  Warrants..............................................     3,107       3,107
  Notes receivable from shareholders....................      (189)       (207)
  Unrealized gain on investments........................       --            1
  Accumulated deficit...................................   (54,792)    (42,600)
                                                          --------    --------
    Total shareholders' equity..........................     4,286      14,432
                                                          --------    --------
                                                          $ 43,683    $ 49,038
                                                          ========    ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                           1998      1997      1998     1997
                                         --------- --------- -------- --------
REVENUE:
  Hardware.............................. $   5,462 $  1,542  $  7,886 $  1,542
  Software..............................     1,941       31     2,661       31
  Participation.........................       858       92     1,740       92
                                         --------- --------  -------- --------
    Total revenue....................... $   8,261 $  1,665  $ 12,287 $  1,665

OPERATING EXPENSES:
  Cost of sales and related
   manufacturing expenses...............     5,836    2,321     9,026    3,262
  Research and development..............     2,838    2,429     5,554    4,436
  Selling, general and administrative...     3,922    3,120     7,873    5,246
                                         --------- --------  -------- --------
    Total costs and expenses............    12,596    7,870    22,453   12,944
                                         --------- --------  -------- --------
  Loss from operations..................     4,335    6,205    10,166   11,279
  Interest (income)/expense, net........     1,093 $   (268)    2,026 $   (680)
                                         --------- --------  -------- --------
NET LOSS................................ $   5,428 $  5,937  $ 12,192 $ 10,599
                                         ========= ========  ======== ========
Basic and diluted net loss per share.... $    0.39 $   0.58  $   0.91 $   1.06
                                         ========= ========  ======== ========
Shares used in computation..............    13,755   10,195    13,417    9,995
                                         ========= ========  ======== ========



                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................. $(12,192) $(10,599)
  Reconciliation to net cash used in operating activities:
    Depreciation and amortization...........................    2,351       741
    Accrued interest........................................    1,344       --
    Accretion of debt discount..............................      736       --
    Deferred rent...........................................      106        92
    Provision for bad debt..................................      150       --
    Gain from disposal of property..........................      (28)      --
  Changes in assets and liabilities:
    Accounts receivable.....................................   (2,984)   (1,215)
    Inventories.............................................   (7,531)   (5,631)
    Prepaid and other.......................................      142      (805)
    Participation units.....................................      668       --
    Accounts payable........................................    2,017     1,344
    Accrued liabilities.....................................     (392)      562
    Deferred revenue........................................     (242)      371
                                                             --------  --------
      Net cash used in operating activities.................  (15,855)  (15,140)
                                                             --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................   (1,816)   (4,537)
  Proceeds from disposal of property and equipment..........       75       --
  Purchase of short-term investments........................      --     (2,977)
  Sales and maturities of short-term investments............    4,704     5,730
  Other Assets, net.........................................       47      (162)
                                                             --------  --------
      Net cash provided by (used in) investing activities...    3,010    (1,946)
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock, net of notes receivable.............      630       375
  Collection of note receivable.............................       18        10
  Proceeds from term loans..................................    2,897       --
  Repayment of term loans...................................     (137)      --
  Repayment of capital lease obligations....................     (139)      (88)
                                                             --------  --------
      Net cash provided by financing activities.............    3,269       297
                                                             --------  --------
NET DECREASE IN CASH AND EQUIVALENTS........................   (9,576)  (16,789)
  Beginning of period.......................................   16,352    25,583
                                                             --------  --------
  End of period............................................. $  6,776  $  8,794
                                                             ========  ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.................. $     87  $     51
                                                             ========  ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred stock to Common Stock............. $  1,399  $    531
                                                             ========  ========

                See notes to consolidated financial statements.

                             SILICON GAMING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

  Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                           JUNE 30, DECEMBER 31,
                                                             1998       1997
                                                           -------- ------------
     Raw materials........................................ $ 4,469     $3,028
     Work in process......................................     866        468
     Finished goods.......................................   8,531      2,839
                                                           -------     ------
                                                           $13,866     $6,335
                                                           =======     ======

3. CONCENTRATION OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. The Company invests only in high credit quality short-term debt. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of June 30, 1998, four customers accounted for 25%, 19%, 13% and 12% of accounts receivable. As of December 31, 1997, two customers accounted for 32% and 21% of accounts receivable. For the three months ended June 30, 1998, one customer accounted for 19% of revenue and for the six months ended June 30, 1998, five customers accounted for 26%, 17%, 13%, 10% and 10% of revenue. For both the three and six months ended June 30, 1997, two customers accounted for 56% and 14% of revenue.

4. LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following (in thousands):

                                                        JUNE 30,  DECEMBER 31,
                                                          1998        1997
                                                        --------  ------------
     Senior Discount Notes ($30 million principal
      obligation)...................................... $23,013     $22,277
     Capital lease obligations.........................     506         645
     Other long-term obligation........................   2,760           0
                                                        -------     -------
                                                         26,279      22,922
     Current obligation................................  (1,089)       (285)
                                                        -------     -------
     Long-term portion................................. $25,190     $22,637
                                                        =======     =======

                             SILICON GAMING, INC.

  In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 1%. There were no amounts outstanding under this agreement as of June 30, 1998. The line of credit requires the Company to comply with certain financial covenants, with which the Company was in compliance as of June 30, 1998.

  In March 1998, the Company entered into a secured equipment term loan with available credit up to $2 million. Borrowings bear interest at 11% per annum for a term of 36 months. As of June 30, 1998, the Company had $1,843,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of June 30, 1998.

  In June 1998, the Company entered into a secured equipment term loan with available credit up to $3 million. Borrowings bear interest at 14% per annum for a term of 42 months. As of June 30, 1998, the Company had $917,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of June 30, 1998.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss, which is comprised of the Company's net loss for the periods and unrealized gains (losses) on investments, was $5,430,000 and $5,938,000 for the quarters ended June 30, 1998 and 1997, respectively, and $12,193,000 and $10,576,000 for the six months ended June 30, 1998 and 1997, respectively.

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

6. SUBSEQUENT EVENTS

  On July 8, 1998, the Company completed the private placement of $17.25 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $3 million in principal on September 30, 2001. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 93.13% of the aggregate amount, increasing to 100% over 9 months. In connection with the offering, purchasers of the Notes were issued 5-year warrants to purchase 250,000 shares of the Company's Common Stock at a per-share price of $8.00. Additionally, the exercise price of the 375,000 warrants issued in connection with the September 1997 Senior Discount Notes was also adjusted from a per-share price of $15.4375 to a per-share price of $8.00. The value ascribed to the warrants and to the repricing of the September 1997 warrants was $1,466,000. The Company is required, after approval is received by the necessary gaming regulatory authorities, to register the Common Stock underlying the warrants with the Securities and Exchange Commission, no later than January 1, 1999. Gross proceeds to the Company before fees and other expenses were $14.95 million. Offering costs of $50,000 will be included in other assets in July 1998 and will be amortized as an adjustment to interest expense over the term of the Notes.

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

OVERVIEW

  Silicon Gaming, Inc. ("SGI" or "the Company") is engaged in the design, development, production, marketing and sale of what it believes will be the next generation of interactive slot machines for use in casinos and other gaming establishments. The Company's first product, Odyssey(R), combines an advanced multimedia gaming platform with software-based games that the Company believes to be more engaging and entertaining than other gaming devices currently available and will, as a result, generate increased win per machine for the casino operator. The Company recently announced its new product, Quest(TM), which is designed as a lower-priced, single-game product to further meet the needs of casino operators, add flexibility to the Company's product line, and allow further penetration and expansion of new and existing markets.

  Odyssey and Quest feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The majority of today's slot machines are "hardware dominant", consisting of a fixed and unvarying game played on spinning reels or a small video screen mounted within a large metal box. By contrast, the Company's machines are "software dominant", in that the attraction and entertainment value of its machines is created by software programs that run SGI's games. Odyssey offers a selection of a suite of up to six different games on a single machine, while Quest is designed as a single-game machine. The Company expects that casino operators will be able to quickly and easily upgrade SGI's machines simply by installing new software, rather than replacing an entire slot machine.

  The Company commenced commercial sale of Odyssey in May 1997, prior to which it was in the development stage. Since introducing Odyssey the Company has focused its efforts on entering new markets and jurisdictions, introducing its product and ramping up its sales in such markets. As of June 30, 1998 the Company had an installed base of over 2,700 machines. The Company shipped 818 machines to customers during the quarter ended June 30, 1998, increasing its installed base by 35%. Odyssey is licensed for sale in Nevada, Missouri, Mississippi, Indiana, Connecticut, Alberta-Canada and certain native American tribes in Louisiana, Mississippi, and New Mexico. The Company has received its corporate license in these jurisdictions as well as New Jersey, Minnesota, and certain native American tribes in Michigan and is in the process of gaining licenses in additional jurisdictions. The Company offers multiple denomination machines to its customers and in June 1998 began operating its "game factory" concept which intends to introduce new game titles to customers on a monthly basis. In June the Company introduced Arabian Riches(TM), and has recently introduced Riddle of the

Sphinx(TM) and Banana-Rama(TM) into Nevada. The Company plans to introduce these games into other jurisdictions pending regulatory approval.

  The Company generates revenue from machine sales direct to customers as well as from software license and participation revenue. The Company installs units on casino floors through direct sales, as well as on a trial basis, consistent with industry practice. The Company's initial sales of Odyssey include the hardware platform bundled with a suite of six games, play stoppage entertainment and the Machine Management System(TM). The Company recently announced its new product Quest, which has been designed as a lower-priced, single-game product. The Company offers two alternative purchase programs, consisting of the sale of hardware bundled with either (1) a single-game or a suite of games or (2) a renewable one-year software license, including access to the Company's entire game library for the term of the license. In addition, the Company offers a revenue participation plan that allows the Company to share with casino operators the aggregate win generated by the machines, with 20% going to the Company. Under this plan, the casino accumulates credits that may be applied to the purchase of the machines after a 90-day, minimum evaluation period.

  The Company was incorporated in California on July 27, 1993. Its principal offices are located at 2800 W. Bayshore Road, Palo Alto, California 94303. The Company also maintains sales and support offices in Las Vegas and Reno, Nevada, and in Gulfport, Mississippi.

RESULTS OF OPERATIONS

  The Company had a net loss of $5,428,000 in the quarter ended June 30, 1998, a decrease of $509,000, or 9%, from $5,937,000 for the quarter ended June 30, 1997. Revenue increased to $8,261,000 in the quarter ended June 30, 1998, an increase of $6,596,000, or 396%, from $1,665,000 for the quarter ended June 30, 1997. This increase in revenue was primarily due to the fact that the Company commenced sale of its product in May 1997. Since that time the Company has focused its efforts on entering new markets and jurisdictions, introducing its product and ramping up its sales in such markets. This increase in revenue is coupled with increases in resources the Company has devoted to manufacturing development and production, research and development, building a sales, support and administrative infrastructure, hiring additional administrative staff, ramping up the Company's marketing activities, and financing its operations. This resulted in an increase of costs, expenses and net interest expense to $13,689,000 for the quarter ended June 30, 1998 from $7,602,000 for the quarter ended June 30, 1997.

  The Company had a net loss of $12,192,000 for the six months ended June 30, 1998, an increase of $1,593,000, or 15%, from $10,599,000 for the six months ended June 30, 1997. The Company was in the development stage, without revenue, until its first sales in May 1997. Accordingly, the Company recorded only two months of revenue during the six moths ended June 30, 1997, and the prior period may not be comparable to current or future periods. The Company had revenue of $12,287,000 for the six months ended June 30, 1998, an increase of $10,622,000, or 638%, from $1,665,000 for the six months ended June 30, 1997. This increase in revenue was offset by increases in costs, expenses and net interest expense to $24,479,000 in the six months ended June 30, 1998 from $12,264,000 for the six months ended June 30, 1997.

  The Company sold its first machines in Nevada in May 1997. Since that time the Company has been broadening the markets in which it sells its product and expanding its game software library. The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenue and profitability during any particular period. This includes such factors as the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of sales or trial orders by its customers, the timing and/or ability of the Company to obtain the licenses necessary to conduct its business, the Company's ability to introduce new software or hardware products and technologies on a timely basis, new product introductions by the Company's competitors, and the level of expenditures in manufacturing, research and development, and sales, general and administrative functions. Accordingly, it is not possible to estimate future revenue and operating expenses based upon historical operating performance.

  The Company's products, Odyssey and Quest, are significantly different from the products offered by its competitors. Because sales of the Odyssey, Quest and their related software will comprise the Company's only source of revenue for the foreseeable future, the Company's quarterly and annual operating results will depend on the success of these single products that are subject to the new product risks described in the preceding paragraph. In addition, the success of Odyssey and Quest will also depend upon the Company's ability to generate new and successful software-based games which are readily accepted in the marketplace. Historically, the Company has generally recognized a substantial portion of its revenue in the last month of a given quarter. A significant portion of the Company's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenue. As a result, if revenue does not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenue, which could have a material adverse effect on the Company's business and results of operations.

  As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenue or operating results from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock.

  The market price of the Company's Common Stock has fluctuated significantly since its initial public offering in July 1996. The market price of the Common Stock could be subject to significant fluctuations in the future based on factors such as announcements of new products or game titles by the Company or its competitors, quarterly fluctuations in the Company's financial results or other gaming machine manufacturing companies' financial results, changes in analysts' estimates of the Company's financial performance, general conditions in the gaming or gaming machine manufacturing industries, conditions in the financial markets and general conditions in the political or business environment which might adversely affect the gaming industry. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. The market price of the Company's Common Stock has declined substantially from its historic highs and may continue to experience significant fluctuations in the future.

 Revenue

  Revenue for the quarter ended June 30, 1998 was $8,261,000, an increase of $6,596,000, or 396%, from $1,665,000 for the quarter ended June 30, 1997.
Revenue for the quarter ended June 30, 1998 consisted of $5,462,000, or 66%, in hardware sales, $1,941,000, or 24%, in software license revenue and $858,000, or 10%, in participation revenue. Revenue for the quarter ended June 30, 1997 consisted of $1,542,000, or 93%, in hardware sales, $31,000, or 2%, in software license revenue and $92,000, or 5%, in participation revenue.

  Revenue for the six months ended June 30, 1998 was $12,287,000, an increase of $10,622,000, or 638%, from $1,665,000 for the six months ended June 30, 1997. Revenue for the six months ended June 30, 1998 consisted of $7,886,000, or 64%, in hardware sales, $2,661,000, or 22%, in software license revenue and $1,740,000, or 14%, in participation revenue. Revenue for the six months ended June 30, 1997 consisted of $1,542,000, or 93%, in hardware sales, $31,000, or 2%, in software license revenue and $92,000, or 5%, in participation revenue.

  As of June 30, 1998 the Company had an installed base of over 2,700 machines, as compared to 402 machines as of June 30, 1997. During the quarter ended June 30, 1998, the Company shipped 818 machines, increasing its installed base by 35%. Revenue was recognized on 606 and 235 units for the quarters ended June 30, 1998 and 1997, respectively, with the remaining units (net of returns) subject to an initial evaluation period. Revenue was recognized on 916 and 235 units for the six-months ended June 30, 1998 and 1997, respectively. The Company had 732 units with customers under participation arrangements as of June 30, 1998, compared to 96 units as of June 30, 1997. As of June 30, 1998, the Company recognized revenue in seven jurisdictions across the United States and Canada.

  The large increases between the periods are primarily due to the fact that the Company was in the development stage, without revenue, until its first sales in May 1997. Since that time the Company has focused its efforts on entering new markets and jurisdictions, introducing its product and ramping up its sales and broadening the markets in which it sells its product. Because the Company was without revenue in four of the six months ended June 30, 1997, the prior period differs from, and may not be comparable to, current or future periods, and it is not possible to estimate future revenue and operating expenses based upon historical data. Due to the early stage of the Company's product cycle and its efforts to expand and enter new markets, the Company believes the revenue generated from sales will increase significantly in the current year. As the Company's base of installed units continues to increase, the Company believes license revenue will increase and participation revenue will decrease as a percentage of total revenue and in absolute dollars. Anticipated increases in revenue, however, are subject to a number of risks and uncertainties. See "Risk Factors Uncertain Market Acceptance; Risk of Technical Errors; Single Product", "--Competition", "-- Rapidly Changing Technology" "--Slow Trend in Legalized Gambling", and "-- Regulatory Approval."

 Cost of Sales and Related Manufacturing Expenses

  Cost of sales and related manufacturing expenses include direct costs of product sales, payroll and related costs for manufacturing personnel, overhead costs and depreciation of participation units. Cost of sales and related manufacturing expenses were $5,836,000, or 71% of revenue, as compared to $2,321,000, or 139% of revenue, for the quarters ended June 30, 1998 and 1997, respectively. Cost of sales and related manufacturing expenses were $9,026,000, or 73% of revenue, as compared to $3,262,000, or 196% of revenue, for the six months ended June 30, 1998 and 1997, respectively. Gross profits for 1998 were 29% and 27% for the three and six months ended June 30, 1998, respectively. The Company was in the development stage until May 1997, without revenue, and manufacturing expenses did not include direct costs of product sales. As such, the Company experienced negative gross profits in the three and six months ended June 30, 1997. Increases in costs, as well as improvements in gross profit between the periods are due primarily to the increased value and cost of product sales as a direct result of increased volume and revenue recognized in the same periods. The net increase between periods is offset by decreases in per-unit product costs resulting from reductions in cost of materials and buying efficiencies, as well as efficiencies in manufacturing from tooling certain hardware components. Due to significant reductions in cost of materials, cost of sales for inventory sold in the six months ended June 30, 1998 are in excess of what the per-unit costs are expected to be in future periods. As a result of these changes, the prior periods differ from, and may not be comparable to, current or future periods.

  Cost of sales and manufacturing expenses are expected to increase through 1998 as the Company increases sales of its product and expands its manufacturing capacity and infrastructure to produce its product in greater commercial quantities. The Company expects to achieve a further reduction in per-unit manufacturing costs in future periods and improved gross profit in those same periods. However, aggregate fixed manufacturing costs are expected to increase as the Company's manufacturing volume increases. The anticipated manufacturing efficiencies are subject to a number of risks and uncertainties. See "Risk Factors--Limited Manufacturing Experience."

 Research and Development

  Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $2,838,000, or 34% of revenue, as compared to $2,429,000, or 146% of revenue, for the quarters ended June 30, 1998 and 1997, respectively. R&D expenses were $5,554,000, or 45% of revenue, as compared to $4,436,000, or 266% of revenue for the six months ended June 30, 1998 and 1997, respectively. Increases in R&D expenses over these periods have resulted from the incremental hiring of personnel, development of new games and products, including Quest and a wide area progressive system, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. The Company believes that a significant level of R&D expense is required due to the technical nature of its product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and expects that these costs will increase in absolute dollars in future periods; however, these costs are expected to decrease as a percentage of revenue and as a percentage of total costs and expenses.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and marketing personnel, overhead costs, legal and associated costs, costs associated with obtaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $3,922,000, or 47% of revenue, as compared to $3,120,000, or 187% of revenue, for the quarters ended June 30, 1998 and 1997, respectively. SG&A expenses were $7,873,000, or 64% of revenue, as compared to $5,246,000, or 315% of revenue, for the six months ended June 30, 1998 and 1997, respectively. Increases in SG&A expenses over these periods have resulted from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions and costs associated with establishing a sales and marketing organization as the Company commenced commercial production and distribution of its product. SG&A expenses are expected to increase substantially in absolute dollars as the Company invests in increased sales and marketing-related activities and in administrative personnel to support its growing infrastructure; however, these costs are expected to decrease as a percentage of revenue.

 Interest Income and Expense

  Net interest expense was $1,093,000 for the quarter ended June 30, 1998, as compared to net interest income of $268,000 for the quarter ended June 30, 1997. Net interest expense was $2,026,000 for the six months ended June 30, 1998, as compared to net interest income of $680,000 for the six months ended June 30, 1997. Included in these totals was interest income of $107,000 and $300,000 for the quarter ended June 30, 1998 and 1997, respectively, and $327,000 and $734,000 for the six months ended June 30, 1998 and 1997, respectively. Decreases in interest income over these periods were primarily due to lower average cash and investment balances held compared to prior periods. Interest expense was $1,200,000 and $32,000 for the quarters ended June 30, 1998 and 1997, respectively, and $2,353,000 and $54,000 for the six months ended June 30, 1998 and 1997, respectively. The increases in interest expense over these periods was primarily due to interest and amortized debt costs recorded in the periods ended June 30, 1998 for Senior Discount Notes (the "Notes") issued on September 30, 1997 and for interest expense associated with the secured equipment term loans.

 Income Taxes

  The Company has not been required to pay income taxes due to its net operating losses in each period since inception. As of December 31, 1997, the Company had net operating loss carryforwards of approximately $40,800,000 and $24,900,000 for federal and state income tax purposes, respectively. These loss carryforwards will expire beginning in the year 2000, if not utilized. As of December 31, 1997, the Company also has R&D credit carryforwards of approximately $480,000 and $480,000 for federal and state purposes, respectively, which expire beginning 2010. A valuation allowance has been recorded for any deferred tax assets due to uncertainties regarding the realization of these assets resulting from the lack of earnings history of the Company. The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. As of December 31, 1997, approximately $4 million of the Company's net operating loss carryforwards was subject to such limitation and this limitation is dependent on the Company's future profitability and the utilization of its net operating loss carryforwards over a period of time.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $6,776,000 as of June 30, 1998, compared to $21,057,000 as of December 31, 1997. This decrease was primarily due to an increase in cash used in operating activities as the Company ramped up manufacturing, marketing, and selling of its product, as well as cash used for the purchase of property and equipment, which was partially offset by increases in cash provided by investing and financing activities.

  Working capital was $17,639,000 and $25,759,000 at June 30, 1998 and December 31, 1997, respectively. The decrease in working capital is primarily due to the decrease in cash and investments offset partially by increases in inventory, accounts receivable, accounts payable, accrued liabilities and deferred revenue. These changes are primarily due to the fact that the Company was ramping up operations, increasing sales, operations and accounts receivable, as well as increasing inventory on hand to prepare for increased sales volume in the latter part of the current year.

  The Company's net cash used in operating activities was $15,855,000 and $15,140,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily due to increases in the Company's net losses, depreciation and amortization, accrued interest, accretion of debt discount, and increases in cash used for accounts receivable and inventory. These changes resulted from increased sales and operations, as well as interest on financing obtained in the current year.

  Net cash provided by investing activities was $3,010,000 for the six months ended June 30, 1998, as compared to the net cash used in investing activities of $1,946,000 for the six months ended June 30, 1997. The change was primarily due to decreases in the acquisition of fixed assets, primarily computer equipment and software, decreases in other assets, and increases in the net cash provided by the purchase, sale and maturity of short-term investments.

  Net cash provided by financing activities was $3,269,000 and $297,000 for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily due to proceeds from term loans and the sale of Common Stock, which was partially offset by the repayment of capital lease and term loan obligations.

  In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (8.5% at June 30, 1998) plus 1%. There were no amounts outstanding under this agreement as of June 30, 1998. The line of credit requires the Company to comply with certain financial covenants, with which the Company was in compliance as of June 30, 1998.

  In March 1998, the Company entered into a secured equipment term loan with available credit up to $2 million. Borrowings bear interest at 11% per annum for a term of 36 months. As of June 30, 1998, the Company had $1,843,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of June 30, 1998.

  In June 1998, the Company entered into a secured equipment term loan with available credit up to $3 million. Borrowings bear interest at 14% per annum for a term of 42 months. As of June 30, 1998, the Company had $917,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of June 30, 1998.

  On July 8, 1998, the Company completed the private placement of $17.25 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $3 million in principal on September 30, 2001. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 93.13% of the aggregate amount, increasing to 100% over 9 months. In connection with the offering, purchasers of the Notes were issued 5-year warrants to purchase 250,000 shares of the Company's Common Stock at a per-share price of $8.00. Additionally, the exercise price of the 375,000 warrants issued in connection with the September 1997 Senior Discount Notes was also adjusted from a per-share price of $15.4375 to a per-share price of $8.00. The value ascribed to the warrants and to the repricing of the September 1997 warrants was $1,466,000. The Company is required, after approval is received by the necessary gaming regulatory authorities, to register the Common Stock underlying the warrants with the Securities and Exchange Commission, no later than January 1, 1999. Gross proceeds to the Company before fees and other expenses were $14.95 million. Offering costs of $50,000 will be included in other assets in July 1998 and will be amortized as an adjustment to interest expense over the term of the Notes.

  At June 30, 1998 the Company's principal sources of liquidity included cash and equivalents of $6,776,000 and the Company's $10 million line of credit. Subsequent to June 30, 1998, the Company received $14.95 million in net financing from the Notes. The Company believes its cash and equivalents, its revolving line of credit and funds received from the Notes, together with proceeds from additional financing sources which the Company believes are available, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion until the Company generates positive cash flow from operations. However, there can be no assurances that the Company will generate positive cash flow within the currently anticipated time frame. In the future, the Company expects to increase the cash used in operating activities in order to increase commercial production and distribution of its product, enhance manufacturing capabilities, expand sales and support operations, increase research and development activities and add administrative infrastructure.

  Cash flow from the Company's initial commercial sales has been negatively affected by the revenue participation plan that the Company is offering to its customers. Under this plan, a customer does not purchase the machine outright, but pays the Company 20% of the win generated by such machine. The customer also accumulates credits which may be applied to the purchase of the machines. Although the Company expects that this plan will generate higher revenue per-unit than conventional sales, the cash flow generated by sales under the plan occurs over an extended period, as the aggregate win per day is earned.

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

  YEAR 2000 ISSUES. The inability of computers and software programs to recognize and properly process data fields containing a two-digit year is commonly known as the Year 2000 issue. As the year 2000 approaches, such computer systems may be unable to accurately process certain date-based information. This could result in system failures or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

  The Company expects that any systems or application changes or upgrades connected with Year 2000 compliance will be completed before December 31, 1998. The Company expects to use both internal and external resources to replace and test software for Year 2000 compliance. The total cost to the Company for these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations. These costs are not expected to be substantially different from normal costs that are incurred for systems development and implementation, in part due to the reallocation of internal resources. The total cost of Year 2000 compliance is not expected to exceed $500,000, the majority of which will be spent on the purchase and implementation of new software and upgrades during the third quarter of 1998. These costs and the date by which management expects to complete the Year 2000 compliance are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party product and modification programs and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

  The Company is in the process of obtaining assurances from vendors that timely updates will be made available to ensure that all purchased software will be Year 2000 compliant. The Company is also in the process of initiating formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to Year 2000 issues. However, there can be no guarantee that if the systems of other companies on which the Company's systems rely are not timely converted, or if another company fails to convert, this would not have a material adverse effect on the Company.

  The Company currently obtains a significant amount of its revenue from relatively few customers. There can be no assurance that the Year 2000 issue will not pose significant problems for the computer systems of these customers, which could in turn affect the customers' ability to purchase machines and generate revenue for the Company. Accordingly, there can be no assurance revenue generated for the Company will not be affected by the Year 2000 issues that these customers might have. The Company cannot predict the nature of any such changes or their impact on the Company.

RISK FACTORS

  UNCERTAIN MARKET ACCEPTANCE; RISK OF TECHNICAL ERRORS; SINGLE PRODUCT. To achieve commercial success, the Company's product must be accepted both by casino operators and gaming patrons. Because acceptance of the product by casino operators will ultimately depend on win per machine, the Company believes that its ultimate success will depend on player acceptance. The Company's first gaming platform, Odyssey, has only been installed in casinos for a limited period and the Company has only limited market studies and player data to support its belief that Odyssey or the Company's new product, Quest, will be accepted by slot players. There can be no assurance that Odyssey or Quest will be accepted by casino patrons. Initial player interest in the product may be affected by its novel design in addition to any inherent advantages it may have over competing platforms and may therefore not be indicative of the long-term success of Odyssey or Quest in the marketplace. Player preferences are highly subjective, vary substantially among geographic and demographic markets and are subject to unpredictable change. Because the Company's product offers features not found on traditional slot machines, it may not appeal to players for whom familiarity and predictability are important considerations.

  The Company sells its machines at prices that are substantially higher than the prices of most competing products. In light of these higher sale prices, coupled with the Company's status as a new and relatively small entrant in a market dominated by larger companies, the success of Odyssey and Quest will require that it demonstrate superior, as opposed to merely comparable, win per machine when compared to traditional slot machines and other gaming platforms offered by more established competitors. Although a number of casinos have purchased or installed the Company's product, any additional purchases of the product by these casinos, or others that may conduct similar evaluations in the future, will be subject to the superior performance of the product on the casino floor. Because of the limited opportunity for the Company to test its gaming platform under long-term play conditions, there can be no assurance that a substantial technical difficulty with, or an undetected error in, the Company's software or hardware will not arise, possibly resulting in unanticipated costs, installation and production delays or delays in product licensing.

  The Company's success currently depends on the success of a single product. Because sales of its slot machine and related software will comprise the Company's only source of revenue in the foreseeable future, any interruption in these sales due to a technical problem will prevent the Company from earning revenue unless and until the cause of such interruption can be remedied. As the Company moves into new jurisdictions, including potential international markets, the Company may be required to make certain modifications to its product to comply with local regulatory or market conditions. There can be no assurance that such modifications will be successful, or that these modifications will be performed in a timely or cost effective manner. Moreover, should Odyssey or Quest fail to win broad acceptance in the market, the Company's business, financial condition and results of operations would be materially and adversely affected, and investors would be exposed to the loss of all or a substantial portion of their investment.

  EXPECTATION OF LOSSES; NEGATIVE CASH FLOWS. As of June 30, 1998, the Company has had net losses since inception, and the Company expects to continue to incur operating losses and negative cash flows at least through the third quarter of 1998. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties and complications that may affect the Company's ability to achieve profitable operations and the competitive and regulatory environment in which the Company must operate. To date, the Company's operations have focused primarily on product development, and the Company has had limited experience in the areas of manufacturing, sales, product distribution and customer support. Accordingly, it is not possible to estimate future revenue and operating expenses based upon historical operating performance. Operating results will depend, in part, on matters over which the Company has little or no control, including, without limitation, the ability of the Company to obtain the licenses necessary to conduct its business, competition, the actual number of orders for its product, gaming regulations and taxes.

  CAPITAL REQUIREMENTS. The Company believes that its cash and equivalents, short-term investments, and its revolving line of credit, together with proceeds from additional financing sources which the Company believes are available, will be sufficient to fund its capital and operating requirements until the Company generates positive cash flow from operations. The Company recently obtained debt financings to fund its product rollout, expand operations, and fund its revenue sharing plan and the development of its wide area progressive system. The cash flow generated by sales under the revenue sharing plan is recognized over an extended period, as the aggregate win per day is earned, and therefore has an adverse effect on the Company's working capital compared to other pricing options. In addition to the financings recently obtained, the Company may be required to seek additional financing before it achieves positive cash flow. There can be no assurance that the Company will be able to obtain such financing, or that, if it is able to obtain such financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience substantial dilution, and such securities may have rights or preferences senior to those of Common Stock. Moreover, if adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to limit or discontinue its revenue sharing plan, scale back its product rollout, or limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company introduces its product, the market acceptance and competitive position of such product, the extent to which the customers choose the revenue participation plan, the response of competitors to the product and the ability of the Company's management and its product to satisfy the corporate licensing and product licensing requirements in various jurisdictions.

  COMPETITION. The gaming machine industry is characterized by intense competition that is based on, among other things, a device's ability to generate win per machine through product appeal to players, and knowledge of customer requirements such as ease of use, quality of service, support and training, distribution, name recognition and price. In recent years, the gaming machine market has been dominated by International Game Technology ("IGT") which, according to industry sources, captured approximately 75% of the market in 1997. IGT's presence as a competitor is bolstered by its extensive market presence, distribution capacity, player acceptance and financial, technological and other resources. Several other companies, including Bally Gaming International, Inc. ("Bally Gaming"), are established in, or are seeking to enter, the gaming machine business. Companies in historically unrelated industries, such as Sega Enterprises Ltd. ("Sega"), have technological resources that could offer them a competitive advantage in developing multimedia-based gaming machines. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage in developing multimedia-based gaming machines. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. If Odyssey or Quest displays a potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market share, including price reductions, acceleration of new product development or acquisition of new, competitive technologies. In the face of such tactics, there can be no assurance that the Company will be a successful competitor in the gaming machine industry.

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

  DEPENDENCE ON KEY PERSONNEL. The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel and on the ability to attract new key personnel and retain existing key personnel. Competition is intense for highly skilled product development employees in particular. There can be no assurance that the Company will be successful in attracting and retaining such personnel or that it can avoid increased costs in order to do so. In addition, the Company's officers and key employees are not bound by noncompetition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will not leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's operating results and financial condition. The Company currently maintains a "key-man" life insurance policy in the amount of $3 million on the life of Andrew S. Pascal, the Company's Executive Vice President-Marketing and Game Development.

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

  LIMITED MANUFACTURING EXPERIENCE. In order for the Company to be successful, its product must be manufactured to meet high-quality standards in commercial quantities at competitive prices. The Company has a limited history of manufacturing Odyssey and Quest for commercial distribution and has had no prior experience in large-scale manufacturing of gaming machines. The transition to large-scale manufacturing of Odyssey and Quest will involve various risks and uncertainties including unforeseen costs or assembly difficulties and the possibility that anticipated efficiencies or economies of scale will fail to materialize as the Company begins manufacturing in greater volumes. A failure by the Company to successfully manage this transition would have a material adverse affect on the Company's business, operating results or financial condition.

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

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's 1998 Annual Meeting of Shareholders was held on May 26, 1998. At the meeting the following seven persons nominated by management were elected to serve as directors of the Company:

                                                                   SHARES
                                                             -------------------
     NOMINEE                                                 VOTED FOR  WITHHELD
     -------                                                 ---------- --------
     Donald J. Massaro...................................... 10,601,073  27,907
     Andrew S. Pascal....................................... 10,606,097  22,883
     William Hart........................................... 10,603,898  25,082
     Kevin R. Harvey........................................ 10,605,247  23,733
     David S. Morse......................................... 10,605,048  23,932
     Joseph T. Piemont...................................... 10,597,248  31,732
     Thomas J. Volpe........................................ 10,604,298  24,682

  The following additional items were voted upon at the meeting:

    1. A proposal to adopt the Company's 1998 Employee Stock Purchase Plan, to become effective on August 3, 1998, and to include 450,000 shares of Common Stock reserved for issuance through six-month offerings, was approved by a vote of 10,106,168 for, 484,324 shares against, 38,488 shares abstaining and 0 broker non-votes.

    2. A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1998 was approved by a vote of 10,593,590 shares for, 20,870 shares against, 14,520 shares abstaining and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

  On July 8, 1998, the Company completed the private placement of $17.25 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $3 million in principal on September 30, 2001. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 93.13% of the aggregate amount, increasing to 100% over 9 months. In connection with the offering, purchasers of the Notes were issued 5-year warrants to purchase 250,000 shares of the Company's Common Stock at a per-share price of $8.00. Additionally, the exercise price of the 375,000 warrants issued in connection with the September 1997 Senior Discount Notes was also adjusted from a per-share price of $15.4375 to a per-share price of $8.00. The value ascribed to the warrants and to the repricing of the September 1997 warrants was $1,466,000. The Company is required, after approval is received by the necessary gaming regulatory authorities, to register the Common Stock underlying the warrants with the Securities and Exchange Commission, no later than January 1, 1999. Gross proceeds to the Company before fees and other expenses were $14.95 million. Offering costs of $50,000 will be included in other assets in July 1998 and will be amortized as an adjustment to interest expense over the term of the Notes.

  In connection with the Company's 1999 annual meeting of shareholders, under the recently-amended Securities and Exchange Commission Rule 14a-4, management may solicit proxies that confer discretionary authority to vote with respect to any non-management proposal unless the Company has received notice of the proposal not later than March 8, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

     NUMBER                         EXHIBIT DESCRIPTION
     ------                         -------------------
     10.32  Loan and Security Agreement dated November 25, 1997, by and between the Company and Silicon Valley Bank
     10.33  Loan Modification Agreement dated April 23, 1998, by and between the Company and Silicon Valley Bank
     10.34  Pledge Agreement dated December 1997, by and between the Company and Silicon Valley Bank
     10.35* Intellectual Property Security Agreement dated November 25, 1997, by and between the Company and Silicon Valley Bank
     11.1   Statement Regarding Computation of Loss Per Share
     27.1   Financial Data Schedule

  (b) Reports on Form 8-K.

    None.

--------
 * Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

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

Date: August 14, 1998