Form 10-Q
period 1998-09-30
SILICON GAMING INC
filed 1998-11-16
CIK 1013170

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

  14,257,482 shares of Common Stock, $.001 par value, were outstanding as of
                               October 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----
 PART I  FINANCIAL INFORMATION
 Item 1. Financial Statements:
         Consolidated Balance Sheets--September 30, 1998 and December 31,
          1997............................................................    3
         Consolidated Statements of Operations--Three months and nine
          months ended September 30, 1998 and September 30, 1997..........    4
         Consolidated Statements of Cash Flows--Nine months ended
          September 30, 1998 and September 30, 1997.......................    5
         Notes to Consolidated Financial Statements.......................    6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    9
 PART II OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds........................   21
 Item 6. Exhibits and Reports on Form 8-K.................................   21
         Signature........................................................   22

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
 Cash and equivalents...............................   $ 12,423      $ 16,352
 Short-term investments.............................        --          4,705
 Accounts receivable (net of allowances of $1,155 in
  1998 and $50 in 1997).............................      7,241         4,930
 Inventories........................................     15,247         6,335
 Prepaids and other.................................      1,419         1,334
                                                       --------      --------
   Total current assets.............................     36,330        33,656
PROPERTY AND EQUIPMENT, NET.........................      8,774         8,844
PARTICIPATION UNITS, NET............................      2,592         4,825
OTHER ASSETS, NET...................................      1,469         1,713
                                                       --------      --------
                                                       $ 49,165      $ 49,038
                                                       ========      ========

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable...................................   $  3,086      $  3,151
 Accrued liabilities................................      7,584         2,983
 Deferred revenue...................................      1,453         1,478
 Line of credit.....................................      1,000           --
 Current portion of long-term obligations...........      1,260         1,453
                                                       --------      --------
   Total current liabilities........................     14,383         7,897
OTHER LONG-TERM LIABILITIES.........................      1,307         1,007
LONG-TERM OBLIGATIONS...............................     39,561        22,637

REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473
 shares authorized at September 30, 1998; shares
 outstanding: September 30, 1998-- 1,474,641;
 December 31, 1997--2,769,424.......................      1,666         3,065

SHAREHOLDERS' EQUITY (DEFICIENCY)
 Common Stock, $.001 par value; 50,000,000 shares
  authorized; shares Outstanding: September 30,
  1998--14,279,400; December 31, 1997--13,149,737...     57,349        54,131
 Warrants...........................................      4,573         3,107
 Notes receivable from shareholders.................       (179)         (207)
 Unrealized gain on investments.....................        --              1
 Accumulated deficit................................    (69,495)      (42,600)
                                                       --------      --------
   Total shareholders' equity (deficiency)..........     (7,752)       14,432
                                                       --------      --------
                                                       $ 49,165      $ 49,038
                                                       ========      ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                               --------------  ---------------
                                                1998    1997    1998    1997
                                               ------- ------  ------- -------
REVENUE:
 Hardware..................................... $ 3,313 $2,214  $11,199 $ 3,756
 Software.....................................     849    151    3,510     182
 Participation................................     827    482    2,567     574
                                               ------- ------  ------- -------
   Total revenue.............................. $ 4,989 $2,847  $17,276 $ 4,512

OPERATING EXPENSES:
 Cost of sales and related manufacturing
  expenses....................................   8,553  3,151   17,579   6,414
 Research and development.....................   3,193  2,388    8,748   6,824
 Selling, general and administrative..........   6,224  3,777   14,097   9,022
                                               ------- ------  ------- -------
 Total costs and expenses.....................  17,970  9,316   40,424  22,260
                                               ------- ------  ------- -------
   Loss from operations.......................  12,981  6,469   23,148  17,748
 Interest (income)/expense, net...............   1,721 $ (125)   3,747 $  (805)
                                               ------- ------  ------- -------
NET LOSS...................................... $14,702 $6,344  $26,895 $16,943
                                               ======= ======  ======= =======
Basic and diluted net loss per share.......... $  1.06 $ 0.58  $  1.98 $  1.64
                                               ======= ======  ======= =======
Shares used in computation....................  13,930 10,965   13,584  10,343
                                               ======= ======  ======= =======


                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................. $(26,895) $(16,943)
 Reconciliation to net cash used in operating activities:
  Depreciation and amortization............................    3,713     1,430
  Accrued interest.........................................    2,470       --
  Accretion of debt discount...............................    1,316       --
  Provision for bad debt...................................    1,105       --
  Stock compensation expense...............................      676       --
  Deferred rent............................................      159       145
  Gain from disposal of property...........................      (27)      --
 Changes in assets and liabilities:
  Accounts receivable......................................   (3,416)   (1,645)
  Inventories..............................................   (8,912)   (5,047)
  Prepaid and other........................................      (73)     (807)
  Participation units......................................    1,538    (3,328)
  Accounts payable.........................................      (65)    1,949
  Accrued liabilities......................................    2,272     2,398
  Deferred revenue.........................................      (25)      915
                                                            --------  --------
   Net cash used in operating activities...................  (26,164)  (20,933)
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment.....................   (2,730)   (6,008)
 Proceeds from disposal of property and equipment..........      118       --
 Purchase of short-term investments........................      --     (3,230)
 Sales and maturities of short-term investments............    4,704     9,115
 Other assets, net.........................................      (27)     (192)
                                                            --------  --------
   Net cash provided by (used in) investing activities.....    2,065      (315)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing and issuance of warrants, net
  of costs.................................................   14,950    23,055
 Proceeds from term loans and line of credit...............    4,586       --
 Sale of Common Stock, net of notes receivable.............    1,143       797
 Collection of note receivable.............................       28        10
 Repayment of term loans...................................     (326)      --
 Repayment of capital lease obligations....................     (211)     (142)
                                                            --------  --------
   Net cash provided by financing activities...............   20,170    23,720
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS............   (3,929)    2,472
 Beginning of period.......................................   16,352    25,583
                                                            --------  --------
 End of period............................................. $ 12,423  $ 28,055
                                                            ========  ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest................... $    203  $     80
                                                            ========  ========
Issuance of common warrants................................ $  1,466  $  3,082
                                                            ========  ========
Conversion of preferred stock to Common Stock.............. $  1,399  $  1,864
                                                            ========  ========

                See notes to consolidated financial statements.

                             SILICON GAMING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2. INVENTORIES

  Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
   Raw materials.....................................    $ 4,710       $3,028
   Work in process...................................        905          468
   Finished goods....................................      9,632        2,839
                                                         -------       ------
                                                         $15,247       $6,335
                                                         =======       ======

3. CONCENTRATION OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. The Company invests only in high credit quality short-term debt. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of September 30, 1998, two customers accounted for 26% and 24% of accounts receivable, including one for which a reserve of $930,000 was provided during the quarter ended September 30, 1998. As of December 31, 1997, two customers accounted for 32% and 21% of accounts receivable. For the three months ended September 30, 1998, one customer accounted for 40% of revenue and for the nine months ended September 30, 1998, two customers accounted for 12% and 11% of revenue. For the three months ended September 30, 1997, one customer accounted for 30% of revenue and for the nine months ended September 30, 1997, three customers accounted for 23%, 19%, and 10% of revenue.

4. ACCRUED LIABILITIES

  In October 1998, the Company reached an agreement to pay royalties on all installations existing in casinos as of September 30, 1998 for its Lucky Draw Poker game. This agreement is based on actual usage over a limited number of units and time period in which payments of royalties are required. The maximum obligation relating to units sold as of September 30, 1998 was $2,187,000 and has been recorded in Accrued Liabilities.

                             SILICON GAMING, INC.

5. BORROWING ARRANGEMENTS

  In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (8.25% at September 30, 1998) plus 1%. As of September 30, 1998, the Company had $1,000,000 outstanding under this agreement. The line of credit requires the Company to comply with certain financial covenants. For the quarter ended September 30, 1998, the Company was in compliance with all financial covenants, excluding one covenant for minimum quarterly net income, for which the Company has received a waiver from the lending institution.

  Borrowing arrangements consist of the following (in thousands):

                                                   SEPTEMBER 30, DECEMBER 31,
                                                       1998          1997
                                                   ------------- ------------
   Senior Discount Notes ($47.25 and $30 million
    principal obligation, respectively)...........    $37,127      $22,277
   Capital lease obligations......................        434          645
   Other long-term obligations....................      3,260            0
                                                      -------      -------
                                                       40,821       22,922
   Current obligation.............................     (1,260)        (285)
                                                      -------      -------
   Long-term portion..............................    $39,561      $22,637
                                                      =======      =======

  Future minimum debt commitments at September 30, 1998 are as follows:

                                                      OTHER
                                                    LONG TERM  CAPITAL  TOTAL
                                                   OBLIGATIONS LEASES    DEBT
                                                   ----------- ------- --------
                                                          (IN THOUSANDS)
   Fourth Quarter 1998............................  $    327    $ 84   $    411
   1999...........................................     7,215     327      7,542
   2000...........................................     7,215      56      7,271
   2001...........................................    14,546     --      14,546
   2002...........................................    43,158     --      43,158
   Thereafter.....................................       --      --         --
                                                    --------    ----   --------
     Total minimum payments.......................  $ 72,461    $467   $ 72,928
   Amount representing interest...................   (32,074)    (33)   (32,107)
                                                    --------    ----   --------
   Present value of debt payments.................  $ 40,387    $434   $ 40,821
   Current portion................................       953     307      1,260
                                                    --------    ----   --------
     Long-term portion............................  $ 39,434     127   $ 39,561
                                                    ========    ====   ========

  In July 1998, the Company completed the private placement of $17.25 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $3 million in principal on September 30, 2001. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company

                             SILICON GAMING, INC.

at any time, with an initial redemption price of 93.13% of the aggregate amount, increasing to 100% over 9 months. In connection with the offering, purchasers of the Notes were issued warrants to purchase 250,000 shares of the Company's Common Stock at a per-share price of $8.00. Additionally, the exercise price of the 375,000 warrants issued in connection with the September 1997 $30 million Senior Discount Notes was also adjusted from a per-share price of $15.4375 to a per-share price of $8.00. The value ascribed to the warrants and to the repricing of the September 1997 warrants was $1,466,000. The Company is required, after approval is received by the necessary gaming regulatory authorities, to register the Common Stock underlying the warrants with the Securities and Exchange Commission, no later than January 1, 1999. Gross proceeds to the Company before fees and other expenses were $14.95 million. Offering costs of $50,000 are included in other assets and are amortized as an adjustment to interest expense over the term of the Notes. The Notes require the Company to comply with certain financial covenants, with which the Company was in compliance as of September 30, 1998.

  In June 1998, the Company entered into a secured equipment term loan with available credit up to $3 million. Borrowings bear interest at 14% per annum for a term of 42 months. As of September 30, 1998, the Company had $1,562,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of September 30, 1998.

  In March 1998, the Company entered into a secured equipment term loan with available credit up to $2 million. Borrowings bear interest at 11% per annum for a term of 36 months. As of September 30, 1998, the Company had $1,698,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of September 30, 1998.

6. EQUITY

  On September 10, 1998, the Company's Board of Directors approved the repricing of certain employee stock options with an exercise price in excess of the fair market value of the Company's common stock on September 11, 1998. The exercise price for 1,615,505 shares of employee stock options was reset to $4.00, the closing market price on September 11, 1998. All such options retain their original vesting schedules but are subject to a six-month period in which exercises are prohibited.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive loss, which is comprised of the Company's net loss for the periods and unrealized gains (losses) on investments, was $14,702,000 and $6,334,000 for the quarters ended September 30, 1998 and 1997, respectively, and $26,896,000 and $16,910,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows as the Company does not currently have any derivative financial instruments covered under this standard.

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

OVERVIEW

  Silicon Gaming, Inc. ("SGI" or "the Company") is engaged in the design, development, production, marketing and sale of what it believes will be the next generation of interactive slot machines for use in casinos and other gaming establishments. The Company's first product, Odyssey, combines an advanced multimedia gaming platform with software-based games that the Company believes to be more engaging and entertaining than other gaming devices currently available and will, as a result, generate increased win per machine for the casino operator. The Company recently announced its new product, Quest(TM), which is designed as a lower-priced, single-game product to further meet the needs of casino operators, add flexibility to the Company's product line, and allow further penetration and expansion of new and existing markets.

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

  The Company commenced commercial sale of Odyssey in May 1997, prior to which it was in the development stage. Since introducing Odyssey the Company has focused its efforts on entering new markets and jurisdictions, introducing its product and ramping up its sales in such markets. As of September 30, 1998 the Company had an installed base of over 3,000 machines. The Company shipped 505 machines to customers during the quarter ended September 30, 1998, increasing its installed base by 12%. Odyssey is licensed for sale in Nevada, Missouri, Mississippi, Iowa, Indiana, Connecticut, Alberta, Canada and to casinos operated by certain native American tribes in Louisiana, Mississippi, Iowa, Minnesota, Michigan and New Mexico. The Company has received its corporate license in these jurisdictions as well as New Jersey, and is in the process of gaining licenses in additional jurisdictions. The Company offers multiple-denomination machines to its customers and in June 1998 began operating its "game factory" concept which intends to introduce new game titles to customers on a monthly basis. In recent months the Company introduced Arabian Riches,(TM) Riddle of the Sphinx,(TM) Banana-Rama(TM), and Lucky Draw Poker, and in November 1998 introduced its multi-line, multi-coin game Vacation USA(TM).

  The Company generates revenue from machine sales direct to customers as well as from software license and participation revenue. The Company installs units on casino floors through direct sales, as well as on a trial basis, consistent with industry practice. The Company's initial sales of Odyssey include the hardware platform bundled with a suite of six games, play stoppage entertainment and the Machine Management System(TM), while, its new product Quest, is a single-game product. The Company offers two alternative purchase programs, consisting of the sale of hardware bundled with either (1) a single-game or a suite of games or (2) a renewable one-year software license, including access to the Company's entire game library for the term of the license. In addition, the Company offers a revenue participation plan that allows the Company to share with casino operators the aggregate win generated by the machines, with 20% going to the Company. Under this plan, the casino accumulates credits that may be applied to the purchase of the machines after a 90-day, minimum evaluation period. The Company expects to introduce a multi-site progressive product in December 1998, which is also under a program of revenue participation.

  The Company was incorporated in California on July 27, 1993. Its principal offices are located at 2800 W. Bayshore Road, Palo Alto, California 94303. The Company also maintains sales and support offices in Las Vegas and Reno, Nevada, and in Gulfport and Tunica, Mississippi.

RESULTS OF OPERATIONS

  The Company had a net loss of $14,702,000 in the quarter ended September 30, 1998, an increase of $8,358,000, or 132%, from $6,344,000 for the quarter ended September 30, 1997. Revenue increased to $4,989,000 in the quarter ended September 30, 1998, an increase of $2,142,000, or 75%, from $2,847,000 for the quarter ended September 30, 1997, however revenue decreased $3,272,000, or 40%, from $8,261,000 in the quarter ended June 30, 1998. The Company commenced sale of its product in May 1997 and since that time has increased revenue by introducing its product, entering new markets and jurisdictions, and ramping up its sales in such markets. This increase in revenue is coupled with increases in resources the Company has devoted to manufacturing development and production, research and development, building a sales, support and administrative infrastructure, hiring additional administrative staff, ramping up the Company's marketing activities, and financing its operations. However, because the Company's sales are dependent on a few large orders in each period, quarterly sales have been and are expected to remain volatile. In the current quarter, the Company recorded approximately $7,700,000 in charges consisting of the costs for certain licensing arrangements, the adjustment of inventory costs to current market values, reserves for doubtful accounts, and costs in connection with management reorganization following the resignation of the Chief Executive Officer in August 1998. This resulted in an increase of costs, expenses and net interest expense to $19,691,000 for the quarter ended September 30, 1998 from $9,191,000 for the quarter ended September 30, 1997.

  The Company had a net loss of $26,895,000 for the nine months ended September 30, 1998 an increase of $9,952,000, or 59%, from $16,943,000 for the nine months ended September 30, 1997. The Company was in the development stage, without revenue, until its first sales in May 1997. Accordingly, the Company recorded only five months of revenue during the nine moths ended September 30, 1997, and the prior period may not be comparable to current or future periods. The Company had revenue of $17,276,000 for the nine months ended September 30, 1998, an increase of $12,764,000, or 283%, from $4,512,000 for the nine months ended September 30, 1997. This increase in revenue was offset by increases in costs, expenses and net interest expense to $44,170,000 in the nine months ended September 30, 1998 from $21,455,000 for the nine months ended September 30, 1997.

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

  The Company's products, Odyssey and Quest, are significantly different from the products offered by its competitors. Because revenues from Odyssey, Quest and their related software will comprise the Company's only source of revenue for the foreseeable future, the Company's quarterly and annual operating results will depend on the success of these single products that are subject to the new product risks described in the preceding paragraph. In addition, the success of Odyssey and Quest will also depend upon the Company's ability to generate new and successful software-based games which are readily accepted in the marketplace. Historically, the Company has generally recognized a substantial portion of its revenue in the last month of a given quarter. A significant portion of the Company's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenue. As a result, if revenue does not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenue, which could have a material adverse effect on the Company's business and results of operations.

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

 Revenue

  As of September 30, 1998 the Company had an installed base of over 3,000 machines, as compared to 955 machines as of September 30, 1997. During the quarter ended September 30, 1998, the Company shipped 505 machines, increasing its installed base by 12%. Revenue was recognized on 241 and 478 units for the quarters ended September 30, 1998 and 1997, respectively, with the remaining units (net of returns) subject to an initial evaluation period. Revenue was recognized on 1,157 and 713 units for the nine months ended September 30, 1998 and 1997, respectively. The Company had 644 units with customers under participation arrangements as of September 30, 1998, compared to 374 units as of September 30, 1997. As of September 30, 1998, the Company recognized revenue in ten jurisdictions across the United States and Canada.

  Revenue for the quarter ended September 30, 1998 was $4,989,000, an increase of $2,142,000, or 75%, from $2,847,000 for the quarter ended September 30, 1997. Revenue for the quarter ended September 30, 1998 consisted of $3,313,000, or 66%, in hardware sales, $849,000, or 17%, in software license revenue and $827,000, or 17%, in participation revenue. Revenue for the quarter ended September 30, 1997 consisted of $2,214,000, or

78%, in hardware sales, $151,000, or 5%, in software license revenue and $482,000, or 17%, in participation revenue. Revenue decreased $3,272,000, or 40%, from $8,261,000 in the quarter ended June 30, 1998. Because the Company's sales are dependent on a few large orders in each period, quarterly sales have been and are expected to remain volatile.

  Revenue for the nine months ended September 30, 1998 was $17,276,000, an increase of $12,764,000, or 283%, from $4,512,000 for the nine months ended September 30, 1997. Revenue for the nine months ended September 30, 1998 consisted of $11,199,000, or 65%, in hardware sales, $3,510,000, or 20%, in software license revenue and $2,567,000, or 15%, in participation revenue. Revenue for the nine months ended September 30, 1997 consisted of $3,756,000, or 83%, in hardware sales, $182,000, or 4%, in software license revenue and $574,000, or 13%, in participation revenue. In both the three and nine month periods between 1997 and 1998, hardware sales have decreased as a percentage of total revenue and software sales have increased as a percentage of total revenue. These changes are the result of a decrease in the average price per unit to stimulate higher sales levels, as well as and an increase in software revenue resulting from the change in customer preference from annual licenses to paid-up licenses.

  The large increases between the periods are primarily due to the fact that the Company was in the development stage, without revenue, until its first sales in May 1997. Since that time the Company has increased revenue by introducing its product, entering new markets and jurisdictions, and ramping up its sales in such markets. Because the Company was without revenue in four of the nine months ended September 30, 1997, the prior period differs from, and may not be comparable to, current or future periods, and it is not possible to estimate future revenue and operating expenses based upon historical data. The Company believes the revenue generated from sales will increase in the current year as the Company's base of installed units continues to increase, and the Company believes license and participation revenue will increase as a percentage of total revenue and in absolute dollars. Anticipated increases in revenue, however, are subject to a number of risks and uncertainties. See "Risk Factors Uncertain Market Acceptance; Risk of Technical Errors; Single Product", "--Competition", "--Rapidly Changing Technology" "--Slow Trend in Legalized Gambling", and "--Regulatory Approval."

 Cost of Sales and Related Manufacturing Expenses

  Cost of sales and related manufacturing expenses include direct costs of product sales, payroll and related costs for manufacturing personnel, overhead costs and depreciation of participation units. Cost of sales and related manufacturing expenses were $8,553,000, or 171% of revenue, as compared to $3,151,000, or 111% of revenue, for the quarters ended September 30, 1998 and 1997, respectively. Cost of sales and related manufacturing expenses were $17,579,000, or 102% of revenue, as compared to $6,414,000, or 142% of revenue, for the nine months ended September 30, 1998 and 1997, respectively. For the three and nine months ended September 30, 1998 cost of sales and related manufacturing expenses included $3,266,000 in cost of sales expense for the revision of inventory standards and related costs to adjust the Company's inventory to reflect current market value. The decrease in per-unit product costs are a result of reductions in cost of materials and buying quantities, as well as redesigns from tooling certain hardware components. Cost of sales during the three and nine months ended September 30, 1998 also included $2,187,000 in royalty expense for an agreement the Company reached in the September quarter covering existing installations of its Lucky Draw Poker game. The Company was in the development stage until May 1997, without revenue, and manufacturing expenses for the three and nine months ended September 30, 1997 did not include direct costs of product sales. As such, the Company experienced negative gross margins in the three and nine months ended September 30, 1997 and 1998.

  Cost of sales and manufacturing expenses are expected to increase through 1998 as the Company increases sales of its product, while gross margins are expected to remain volatile due to the products' sensitivity to volume levels. The Company is currently experiencing a position of excess manufacturing capacity and expects that, while aggregate manufacturing costs will increase as sales volume increases, per unit costs are expected to decrease. The anticipated manufacturing expenses are subject to a number of risks and uncertainties. See "Risk Factors Limited Manufacturing Experience."

 Research and Development

  Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities, fees to outside contractors, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $3,193,000, or 64% of revenue, as compared to $2,388,000, or 84% of revenue, for the quarters ended September 30, 1998 and 1997, respectively. R&D expenses were $8,748,000, or 51% of revenue, as compared to $6,824,000, or 151% of revenue for the nine months ended September 30, 1998 and 1997, respectively. Increases in R&D expenses over these periods have resulted from the incremental hiring of personnel, development of new games and products, including Quest and a wide area progressive system, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. The Company believes that a significant level of R&D expense is required due to the technical nature of its product and the elaborate requirements of the game development process. Accordingly, the Company anticipates devoting substantial resources, including additional personnel, to R&D and expects that these costs will increase in absolute dollars in future periods; however, these costs are expected to decrease as a percentage of revenue and as a percentage of total costs and expenses.

 Selling, General and Administrative

  Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and marketing personnel, overhead costs, legal and associated costs, costs associated with obtaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $6,224,000, or 125% of revenue, as compared to $3,777,000, or 133% of revenue, for the quarters ended September 30, 1998 and 1997, respectively. SG&A expenses were $14,097,000, or 82% of revenue, as compared to $9,022,000, or 200% of revenue, for the nine months ended September 30, 1998 and 1997, respectively. For the three and nine months ended September 30, 1998 SG&A expenses included $1,335,000 for costs in connection with management reorganization following the resignation of the Chief Executive Officer in August 1998, as well as $930,000 charge in reserve for doubtful accounts relating to one customer. Increases in SG&A expenses over these periods have resulted from the incremental hiring of personnel and expenses associated with applying for corporate and product licensing in various jurisdictions and costs associated with establishing a sales and marketing organization as the Company commenced commercial production and distribution of its product. SG&A expenses are expected to increase in absolute dollars as the Company invests in increased sales and marketing-related activities and in administrative personnel to support its growing infrastructure; however, these costs are expected to decrease as a percentage of revenue.

 Interest Income and Expense

  Net interest expense was $1,721,000 for the quarter ended September 30, 1998, as compared to net interest income of $125,000 for the quarter ended September 30, 1997. Net interest expense was $3,747,000 for the nine months ended September 30, 1998, as compared to net interest income of $805,000 for the nine months ended September 30, 1997. Included in these totals was interest income of $200,000 and $153,000 for the quarter ended September 30, 1998 and 1997, respectively, and $527,000 and $887,000 for the nine months ended September 30, 1998 and 1997, respectively. Changes in interest income over these periods were primarily due to a change in the average cash and investment balances held compared to prior periods. Interest expense was $1,921,000 and $28,000 for the quarters ended September 30, 1998 and 1997, respectively, and $4,274,000 and $82,000 for the nine months ended September 30, 1998 and 1997, respectively. The increases in interest expense over these periods was primarily due to interest and amortized debt costs recorded in the periods ended September 30, 1998 for Senior Discount Notes (the "Notes") issued on September 30, 1997 and on July 8, 1998 and for interest expense associated with the secured equipment term loans.

 Income Taxes

  The Company has not been required to pay income taxes due to its net operating losses in each period since inception. As of December 31, 1997, the Company had net operating loss carryforwards of approximately

$40,800,000 and $24,900,000 for federal and state income tax purposes, respectively. These loss carryforwards will expire beginning in the year 2000, if not utilized. As of December 31, 1997, the Company also has R&D credit carryforwards of approximately $480,000 for both federal and state purposes, which expire beginning 2010. A valuation allowance has been recorded for any deferred tax assets due to uncertainties regarding the realization of these assets resulting from the lack of earnings history of the Company. The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. As of December 31, 1997, approximately $4 million of the Company's net operating loss carryforwards was subject to such limitation and this limitation is dependent on the Company's future profitability and the utilization of its net operating loss carryforwards over a period of time.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short-term investments were $12,423,000 as of September 30, 1998, compared to $21,057,000 as of December 31, 1997. This decrease was primarily due to cash used in operating activities as the Company ramped up manufacturing, marketing, and selling of its product, as well as cash used for the purchase of property and equipment, which was partially offset primarily by increases in cash provided by debt transactions.

  The Company's net cash used in operating activities was $26,164,000 and $20,933,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily due to increases in the Company's net losses, due to the fact that the Company was ramping up operations, increasing sales, operations and accounts receivable, increasing inventory on hand to prepare for increased sales volume and increasing interest from financings obtained in the current year.

  Net cash provided by investing activities was $2,065,000 for the nine months ended September 30, 1998, as compared to the net cash used in investing activities of $315,000 for the nine months ended September 30, 1997. The change was primarily due to decreases in the acquisition of fixed assets, primarily computer equipment and software, and decreases in the net cash provided by the purchase, sale and maturity of short-term investments.

  Net cash provided by financing activities was $20,170,000 for the nine months ended September 30, 1998. Funds received during this period consisted primarily of proceeds from issuance of the Notes in July 1998, proceeds from term loans and the line of credit, proceeds from the sale of Common Stock, which was partially offset by the repayment of capital lease and term loan obligations. Net cash provided by financing activities was $23,720,000 for the nine months ended September 30, 1997. Funds received during this period consisted primarily of proceeds from issuance of the Notes in September 1997, proceeds from the sale of Common Stock, which was partially offset by the repayment of capital lease obligations.

  In July 1998, the Company completed the private placement of $17.25 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $3 million in principal on September 30, 2001. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 93.13% of the aggregate amount, increasing to 100% over 9 months. In connection with the offering, purchasers of the Notes were issued warrants to purchase 250,000 shares of the Company's Common Stock at a per-share price of $8.00. Additionally, the exercise price of the 375,000 warrants issued in connection with the September 1997 $30 million Senior Discount Notes was also adjusted from a per-share price of $15.4375 to a per-share price of $8.00. The value ascribed to the warrants and to the repricing of the September 1997 warrants was $1,466,000. The Company is required, after approval is received by the necessary gaming regulatory authorities, to register the Common Stock underlying the warrants with the Securities and Exchange Commission, no later than January 1, 1999. Gross proceeds to the Company before fees and other expenses were $14.95 million. Offering costs of $50,000 are included in other assets and are amortized as an adjustment to interest expense over the term of the Notes. The Notes require the Company to comply with certain financial covenants, with which the Company was in compliance as of September 30, 1998.

  In June 1998, the Company entered into a secured equipment term loan with available credit up to $3 million. Borrowings bear interest at 14% per annum for a term of 42 months. As of September 30, 1998, the Company had $1,562,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of September 30, 1998.

  In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (8.25% at September 30, 1998) plus 1%. As of September 30, 1998, the Company had $1,000,000 outstanding under this agreement. The line of credit requires the Company to comply with certain financial covenants. For the quarter ended September 30, 1998, the Company was in compliance with all financial covenants, excluding one covenant for minimum quarterly net income, for which the Company has received a waiver from the lending institution.

  In March 1998, the Company entered into a secured equipment term loan with available credit up to $2 million. Borrowings bear interest at 11% per annum for a term of 36 months. As of September 30, 1998, the Company had $1,698,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of September 30, 1998.

  At September 30, 1998 the Company's principal sources of liquidity included cash and equivalents of $12,423,000 and the Company's $10 million line of credit, as well as secondary sources of $7,241,000 in accounts receivable and $15,247,000 in inventory. The Company believes its cash and equivalents, accounts receivable, cash received from the reduction of current inventory levels, the Company's revolving line of credit, and proceeds from additional financing sources which the Company believes are available, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion until the Company generates positive cash flow from operations. There can be no assurances that the Company will generate positive cash flow within the currently anticipated time frame. Additionally, the Company's revolving line of credit is subject to certain financial covenants and should the Company fall out of compliance with these covenants, there can be no assurances that a waiver from the lending institution will be forthcoming in the future.

  Cash flow from the Company's initial commercial sales has been negatively affected by the revenue participation plan that the Company is offering to its customers. Under this plan, a customer does not purchase the machine outright, but pays the Company 20% of the win generated by such machine. The customer also accumulates credits which may be applied to the purchase of the machines. The Company also plans to introduce a multi-site progressive product, which is also offered under program of revenue participation. Although the Company expects that both plans will generate higher revenue per-unit than conventional sales, the cash flow generated by sales under the plan occurs over an extended period.

  The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the response of competitors to the Company's product, the extent to which the customers choose the revenue participation plan, the introduction and acceptance of its multi-site progressive product, and the ability of the Company to satisfy the licensing requirements in various jurisdictions applicable to the Company, its product, and in some jurisdictions, its officers, directors, employees or principal shareholders. In addition to financing recently obtained, the Company may be required to seek additional financing before it achieves positive cash flow. In that event, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to the Company or its shareholders. If adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to limit its operations significantly.

YEAR 2000 ISSUES

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

  During 1997, the Company implemented an enterprise-wide management information system which supports all of the Company's major business applications including sales and customer service, manufacturing and distribution, and finance and accounting. Management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. As a result, any costs attributable to the purchase and implementation of new software will be capitalized and any other costs incurred in connection with Year 2000 compliance will be expensed as incurred.

  The Company expects that any systems or application changes or upgrades connected with Year 2000 compliance will be completed before December 31, 1998. The Company expects to use both internal and external resources to replace and test software for Year 2000 compliance. The total cost to the Company for these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations. These costs are not expected to be substantially different from normal costs that are incurred for systems development and implementation, in part due to the reallocation of internal resources. The total cost of Year 2000 compliance is not expected to exceed $500,000, the majority of which will be spent on the purchase and implementation of new software and upgrades during 1998. These costs and the date by which management expects to complete the Year 2000 compliance are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party product and modification programs and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

  The Company currently obtains a significant amount of its revenue from relatively few customers. There can be no assurance that the Year 2000 issue will not pose significant problems for the computer systems of these customers, which could in turn affect the customers' ability to purchase machines and generate revenue for the Company. The Company is currently reviewing its own products to determine that its software and hardware will be Year 2000 compliant. Accordingly, there can be no assurance revenue generated for the Company will not be affected by the Year 2000 issues that these customers might have or that we might encounter with our own product. The Company cannot predict the nature of any such changes or their impact on the Company.

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

  EXPECTATION OF LOSSES; NEGATIVE CASH FLOWS. As of September 30, 1998, the Company has had net losses since inception, and the Company expects to continue to incur operating losses and negative cash flows at least through mid 1999. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. The likelihood of the success of the Company must be considered in light of the expenses, difficulties and complications that may affect the Company's ability to achieve profitable operations and the competitive and regulatory environment in which the Company must operate. To date, the Company's operations have focused primarily on product development, and the Company has had limited experience in the areas of manufacturing, sales, product distribution and customer support. Accordingly, it is not possible to estimate future revenue and operating expenses based upon historical operating performance. Operating results will depend, in part, on matters over which the Company has little or no control, including, without limitation, the ability of the Company to obtain the licenses necessary to conduct its business, competition, the actual number of orders for its product, gaming regulations and taxes.

  CAPITAL REQUIREMENTS. The Company believes that its cash and equivalents, short-term investments, cash received from the reduction of current inventory levels, accounts receivable, the Company's revolving line of credit, and proceeds from additional financing sources which the Company believes are available, will be sufficient to fund its capital and operating requirements until the Company generates positive cash flow from operations. The Company recently obtained debt financing to fund its product rollout, expand operations, and fund its revenue sharing plan and the development and implementation of its wide area progressive system. The cash flow generated by sales under the revenue sharing plan is recognized over an extended period, as the aggregate win per day is earned, and therefore has an adverse effect on the Company's working capital compared to other pricing options. Additionally, the Company's revolving line of credit is subject to certain financial covenants and should the Company fall out of compliance with these covenants, there can be no assurances that a waiver from the lending institution will be forthcoming in the future. In addition to the financings recently obtained, the Company may be required to seek additional financing before it achieves positive cash flow. There can be no assurance that the Company will be able to obtain such financing, or that, if it is able to obtain such financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience substantial dilution, and such securities may have rights or preferences senior to those of Common Stock. Moreover, if adequate funds are not available to satisfy the Company's short-term or long-term capital requirements, the Company may be required to limit or discontinue its revenue sharing plan or its multi-site progressive system, scale back its product rollout, or limit its operations significantly. The Company's capital requirements will depend on many factors, including, but not limited to, the rate at which the Company can introduce its product, the market acceptance and competitive position of such product, the response of competitors to the Company's product, the extent to which the customers choose the revenue participation plan, the introduction and acceptance of its multi-site progressive product, and the ability of the Company to satisfy the licensing requirements in various jurisdictions.

  DEPENDENCE ON KEY PERSONNEL; ABSENCE OF FULL-TIME CEO. The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel and on the ability to attract new key personnel and retain existing key personnel. Competition is intense for highly skilled product development employees in particular. There can be no assurance that the Company will be successful in attracting and retaining such personnel or that it can avoid increased costs in order to do so. In addition, the Company's officers and key employees are not bound by noncompetition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will not leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company's operating results and financial condition. In August 1998, Donald J. Massaro resigned as President and CEO. Since then, the Company has been without a full-time CEO and has utilized the services of David B. Morse, a member of its Board of Directors, as acting CEO while the search for a full-time CEO continues. The Company currently maintains a "key-man" life insurance policy in the amount of $3 million on the life of Andrew S. Pascal, the Company's Executive Vice President-Marketing and Game Development.

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

                          PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In July 1998, the Company completed the private placement of $17.25 million principal obligation Senior Discount Notes ("Notes") due September 30, 2002. Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $3 million in principal on September 30, 2001. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 93.13% of the aggregate amount, increasing to 100% over 9 months. In connection with the offering, purchasers of the Notes were issued warrants to purchase 250,000 shares of the Company's Common Stock at a per-share price of $8.00. Additionally, the exercise price of the 375,000 warrants issued in connection with the September 1997 $30 million Senior Discount Notes was also adjusted from a per-share price of $15.4375 to a per-share price of $8.00. The value ascribed to the warrants and to the repricing of the September 1997 warrants was $1,466,000. Gross proceeds to the Company before fees and other expenses were $14.95 million. The Notes and the Warrants were sold to institutional investors in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

   NUMBER EXHIBIT DESCRIPTION
   ------ -------------------
    4.1*  Amendment No. 1 to Securities Purchase Agreement, dated as by and between the Company and B III Capital Partners, L.P., a Delaware
          limited partnership dated as of July 8, 1998.
    4.2*  Form of Senior Discount Note (Series B) due September 30, 2002 dated as of July 8, 1998.
    4.3*  Registration Rights Agreement dated as of July 8, 1998, by and between the Company and B III Capital Partners, L.P., a Delaware
          limited partnership.
    4.4*  Amended and Restated Warrant Agreement including form of Common Stock
          Purchase Warrant Certificate No. W-2 dated as of July 8, 1998, by and between the Company and B III Capital Partners, L.P., a Delaware
          limited partnership.
   10.36  See exhibit 4.1
   10.37  See exhibit 4.2
   10.38  See exhibit 4.3
   10.39  See exhibit 4.4
   11.1   Statement Regarding Computation of Loss Per Share
   27.1   Financial Data Schedule

--------
* Incorporated by reference to the Company's Form 8-K filed with the Commission on July 21, 1998.

  (b) Reports on Form 8-K.

    On July 21,1998, the Company filed a Current Report on Form 8-K to report under Item 5, "Other Events," the issuance of $17.25 million principal amount of senior discount notes, the issuance of warrants to purchase 250,000 shares of the Company's Common Stock at an exercise price of $8.00 per share and an adjustment to the exercise price of warrants to purchase 375,000 shares, which the Company had issued previously, to $8.00 per share.

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

Date: November 16, 1998