Form 10-K405
period 1998-12-31
SILICON GAMING INC
filed 1999-03-31
CIK 1013170

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

   For the fiscal year ended December 31, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the registrant's Common Stock held by non-affiliates as of February 28, 1999: $8,263,413

   Number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 28, 1999: 14,288,502

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 25, 1999, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1: Business

   Silicon Gaming, Inc. ("SGI" or the "Company") is engaged in the design, development, production, marketing and sale of interactive, video-based slot machines for use in casinos and other gaming establishments. The Company's products combine a multimedia gaming platform with software-based games. The Company believes its products are more engaging and entertaining than other gaming devices currently available and will, as a result, generate increased gaming revenue per device ("win per machine") for the casino operator.

   The Company's products feature high resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The Company is attempting to maximize the entertainment value offered on the video screen by providing multiple levels of achievement within certain games so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. SGI believes that, by utilizing these features, its products will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. The Company has designed its machines with a number of unique player features, such as play stoppage entertainment(TM). In addition, the product's modular components and Machine Management System(TM) software provide easy-to-use diagnostics designed to minimize player inconvenience and machine down time. The Company currently offers several products including Odyssey(TM), a multi-game machine that can play up to six different games on the same machine, and Quest, a single-game machine.

   The Company was granted product approval for Odyssey from the Nevada Gaming Commission in March 1997, allowing the Company to commence commercial distribution of its product. The Company typically places machines in casinos for an evaluation period prior to sale, consistent with industry practice. The Company sells machines outright to casinos and also places machines in casinos and receives a predetermined percentage of the net win per machine. In December 1998 the Company introduced its first wide-area progressive product, The Big Win. This is a set of computer-linked slot machines located in numerous casinos that share a common top award prize. The Company receives a predetermined percentage of the amounts wagered on these machines as revenue and is responsible for payment of the game's progressive jackpot prizes.

   Through December 31, 1998, the Company has installed 3,609 Odyssey and Quest machines in approximately 180 properties throughout Connecticut, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Mexico, certain Canadian provinces and Uruguay. Of these machines, 2,920 have been sold outright or placed on a revenue-sharing basis. After returns, 620 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period. Included in the Company's revenue and installed base at December 31, 1998 are 160 machines installed in Nevada that are connected to the wide-area progressive system. 142 of these wide-area progressive machines were returned to the Company in January 1999 following a decision by the Company to modify the initial game that was released on the wide-area progressive system.

Industry Background

   According to industry sources, casino gaming revenue in the United States in 1992, 1993, 1994, 1995, 1996 and 1997 was approximately $9.9 billion, $12.6 billion, $14.0 billion, $18.0 billion, $22.4 billion and $25.8 billion, respectively, and continued growth was forecast for 1998 and 1999. Slot machines, video gaming machines and similar devices are the dominant source of gaming revenue for casino operators in most U.S. markets. Slot revenue as a percentage of total gaming revenue in 1997 was 63% in Nevada and 70% in Atlantic City. Jurisdictions where gaming has been legalized more recently have reported similar statistics. For example, in 1997, slot machines accounted for 74% of casino revenue in Illinois and 76% in Missouri. In addition to constituting the largest portion of gaming revenue, slot revenue is more profitable than table games for casino operators, since slot machines require much lower labor costs.

   The Company believes that slot machines offer their owners an attractive return on investment. In 1998, the average win per machine per day, defined as the average amount of money wagered on a machine less the average jackpot payoffs, on the Las Vegas Strip was $94. A new slot machine from a major manufacturer, equipped with player tracking and slot accounting software, costs approximately $8,000 and generally has a useful life that can exceed five years. At this price, a new slot machine earning the Las Vegas Strip average would recoup its purchase price in 85 days. While certain markets have lower average wins per day than the Las Vegas Strip, many other markets have win per day figures that are significantly higher. For example, in 1998, Harrahs Marina Hotel & Casino in Atlantic City reported win per machine per day of $288 and Harrah's riverboat casino in Joliet, Illinois reported win per machine per day of $276. Many of the native American gaming establishments often have daily win per machine numbers much higher than these levels, as evidenced by the Mohegan Sun in Montville, Connecticut, reporting win per machine per day during November 1998 of $398.

   All casino games offer the same underlying proposition: the opportunity to win money in varying amounts and with varying frequency, but with the statistical certainty of losing money to the casino operator over an extended period of time. With slot machines, the prospect of winning can be varied across the spectrum from many small jackpots won frequently to one very large jackpot won very rarely. Players' risk/reward appetites will determine what type of machine they will want to play, and the nature of the payoffs can be deduced from the "pay table," a chart that graphically shows how much can be won based on various outcomes and various amounts of money wagered. Notwithstanding the differences in jackpot frequency and size, however, all slot machines retain a net amount of the money wagered through them over time. This amount is referred to as the "hold" and is generally expressed as a percentage of the amount of money wagered on a machine, which is called the "handle." The hold percentage in any given machine is preset by the manufacturer based on specifications from the casino, subject to legal parameters in some jurisdictions, and may differ from machine to machine on a casino floor.

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

   In the 1980s, hardware and software advances allowed for application of video graphics to gaming devices. Using these techniques, International Game Technology, Inc. ("IGT") was the first company to introduce video poker. Video poker offers slot players two important advantages. First, the game is interactive, since the player has to decide which cards to hold or discard during the hand. This feature allows the outcome to be influenced somewhat by the player, an attribute unavailable on reel-based machines. Second, the use of a video screen allows machine manufacturers to develop more interesting and attractive graphics than are available on reel-based slot machines. Recently, Bally Gaming expanded the capabilities of video-based devices when it introduced Game Magic, a video-based machine which offers the player a choice of up to twelve different games on a single machine. The Company believes that the popularity of video poker and multi-game machines suggests that customers may be receptive to a more complex and interactive slot experience.

   In the mid 1980s, a category of slot machine games called "progressives" was introduced and became very popular. The progressive configuration generally consists of traditional reel-based machines linked together by a computer network that allows them to share a common jackpot which is usually much larger than the jackpot that a single, unlinked machine could support. Progressive jackpots are usually several million dollars, and recently have exceeded $25 million. Progressives may be linked locally within a bank of a few machines, across an entire casino, or across an entire state. IGT is the dominant competitor in the progressives market.

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

Strategy

   Although the gaming industry as a whole has enjoyed significant growth over the past decade, the Company believes that there has been very little growth in the slot machine manufacturing segment. The Company believes that most of the growth and new investment in the gaming industry over this period has come from the investment made in assets such as large hotels and themed attractions, and that comparatively little has been invested in further developing the actual casino games which, in the aggregate, account for a majority of the average casino's revenue and profits.

   In contrast, SGI has focused its resources primarily on developing what it believes will be the next generation of interactive slot machines. Since its inception the Company has developed and refined a gaming platform that takes advantage of personal computer-based technology to offer a more visually appealing and complex gaming experience. The Company believes that its machines will encourage casino patrons to play more frequently and for longer periods of time and will also attract new gaming customers, particularly younger patrons who typically are not attracted to current generation slot machines. The Company believes that, as a result, its machines will outperform most existing machines in win per machine and thus motivate casino operators to supplement or replace existing slot machines with SGI products.

   The market for slot machines has become increasingly competitive since the Company was formed, and the number of new game and product introductions has increased significantly from historical levels. The proliferation of new product offerings has benefitted casino operators who are able to leverage their position with slot machine manufacturers and who have demanded higher levels of perfomance from new products. The casino operators are willing to try new products or new games for existing products that offer the prospect of higher win per machine per day. At the same time, operators are also much quicker to remove or replace a slot machine whose performance is less than that of other competing products. Casino operators have also been able to benefit from the level of competition to keep the average selling price of new slot machines from increasing significantly, despite the higher cost and complexity of new-generation products. As a result, the slot machine manufacturing industry can now be characterized by high competition and low levels of profitability.

   Certain slot machine manufacturers have responded to this pressure from the casino operators by placing machines in casinos and participating in the revenue stream generated from the product, either by participating in the net win per machine or in the gross amount wagered on the machine. This has allowed manufacturers to achieve a higher revenue per machine than an outright sale to the casino operator. Casino operators are increasingly reluctant to place machines in their casinos on a participation basis in the belief that this represents a profit shift from the casino operator to the manufacturer. Manufacturers have responded by selling their newest and most successful games, or games that they think will be highly successful, on a participation basis only. Casino operators have only tolerated this where the game is highly successful, as the net win to the casino is still attractive. This has also contributed to the casino operators' willingness to remove non-performing slot machines from their floors. In the first quarter of 1999, speculation has mounted that certain casino operators are lobbying and seeking legislative assistance to restrict or even prohibit a gaming machine manufacturer from receiving a percentage of profits or revenue from a gaming machine placed on a casino floor in Nevada. Although no legislation has been formally proposed or adopted, any such legislation and imitation in other jurisdictions could have a material adverse impact upon the ability of slot machine manufacturers to continue to participate in the revenue streams generated by their products.

   The Company believes that it is uniquely placed among slot machine manufacturers because of the potential to leverage the technology that is inherent in its products. The Company believes its products are significantly more complex than competing products but at the same time are more flexible so that new and innovative game types can be deployed on its game platforms. This will allow the Company to develop game types and game themes that can offer play characteristics that cannot be easily imitated by its competitors and that take full advantage of the underlying technology of the product. By doing so, the Company hopes to offer a richer, more entertaining gaming experience for the casino customer and thereby generate a higher win per day per machine. The Company believes that this will also assist it in placing machines with casino operators on a participation basis, which should prove more profitable for the Company than a one-time sale of the machine.

   The Company believes that new slot machine sales in the replacement category will surpass sales for new installations in the near future, due to the slowing in demand from new casino projects, and because the large number of machines installed during the high growth period of the early 1990s will soon be reaching their normal replacement time.

   The market for slot machines outside of North America is relatively small, with the exception of Australia, and it is generally difficult to forecast. In addition, international markets have often served as an outlet for used machines. SGI is currently focussed on establishing and solidifying its market position in North America. Given the relatively small size of the Company compared to certain of its competitors, the Company does not believe it has adequate resources to simultaneously develop products for both the North American and international markets. As a result, SGI does not currently contemplate entering any international markets with the exception of certain Canadian provinces. SGI remains open to taking advantage of opportunities in international markets, but only if this can be accomplished without any adverse impact on its domestic business.

   SGI's initial product, Odyssey,(TM) is a multi-game,video-based slot machine which includes a hardware platform bundled with a suite of up to six games, play stoppage entertainment and the Machine Management System(TM) software. The Odyssey's multigame platform offers the casino operator flexibility to evaluate, analyze and optimize game offerings for its particular customer base. During 1998, SGI introduced Quest, a lower-priced, single-game platform that shares many components with the Odyssey. SGI anticipates that Quest will allow operators to roll out and promote those games which have been most successful in their properties. SGI believes that players will ultimately identify with individual games as opposed to the game platform, and that the single-game platform will enable operators to leverage the brand identity of popular games such that they are easily recognizable and accessible on the casino floor.

   SGI sells its products outright to casino operators and other potential purchasers offering several pricing programs. For the Odyssey this consists of either (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire Odyssey game library for the term of the license. Quest is sold as a bundled package of the hardware unit and a single game for a fixed price. The Company also offers a participation program where it will place either Odyssey or Quest on a casino floor in exchange for a share in the aggregate win generated by the machine. Typically, under this program 20% of the aggregate win goes to the Company, subject to a predetermined minimum. In December 1998, the Company introduced its first wide-area progressive product, The Big Win. Machines placed in casinos on the progressive system are priced such that the Company receives a predetermined share of the gross amount wagered on the machine.

   SGI believes that the Odyssey has achieved a leadership position within the multi-game segment of the video slot machine market. Since it commenced sales in 1997 the Company has also learned a great deal about what makes a game successful and which characteristics of a game are most appealing to gaming customers. The Company believes that it has one of the most successful blackjack games with Top Hat 21, a successful poker game with Lucky Draw Poker, and one of the more successful multi-line, multi-coin games with Vacation USA. At the same time the Company believes that it has not yet fully exploited the technological potential of its game platform and that many of its game offerings are in fact similar to competing products. This places the Company at a competitive disadvantage because of the higher cost of its product.

   The introduction of Quest during 1998 was designed to allow the Company to increase its penetration of the casino floor by offering a wider array of product and price points to the casino operator. The introduction of the wide-area progressive products in December 1998 further increased the Company's product offerings. The Company intends to offer additional platform choices such as slant-top machines during 1999 to further diversify its product offering; however, it will be limited by the rate of acceptance of video-based slot machines as compared to traditional reel-based machines.

   The Company believes that its ultimate success will come not from the breadth of platform offerings, but from the play characteristics of the individual games offered on those platforms and from the total gaming experience that it can provide to patrons playing its products.

Products

   The Company has developed a family of products that it believes represents the next generation of interactive gaming devices for use in casinos and other gaming establishments in the United States and worldwide. The Company's products utilize multimedia technologies to present casino games that it believes will be more engaging and entertaining than other gaming devices currently available. The Company's games feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of game attractiveness and interaction that the Company believes is unavailable from and unachievable by current-generation slot machines. Unlike traditional "hardware-dominant" slot machines, the Company's products run games that are software based, allowing SGI and casino operators to adapt their game offerings to evolving technologies and changing consumer tastes without structural change to, or replacement of, the gaming platform.

  Platform, Hardware and Other Physical Attributes

   SGI's gaming platforms so far have been designed to resemble a traditional slot machine in many respects. Its machines occupy the same footprint as a traditional slot machine and are of roughly the same general size and shape, enabling casino operators to replace traditional slot machines with SGI's machines without any reconfiguration of the casino floor. The most distinctive attribute of the products the Company has introduced so far are their vertically-oriented, 26-inch-diagonal touchscreen video monitor. A player's sense of interactivity is heightened by the ability to make all the required decisions on the screen, within the game itself. However, for players who are uncomfortable or unfamiliar with touchscreen devices, all of the traditional slot machine controls have been included as well. Thus, a player can control the game by using the touchscreen, by pushing a series of buttons similar to those found on current slot or video poker machines, or by pulling a handle as on traditional slot machines. Coin handling mechanisms, bill acceptors, card readers and other devices related to cash deposit, credit and win payout are similar to those used in current gaming machines. The music, voice and other audible features of the Company's games are played on a digital sound system.

   The products that the Company has introduced all share a common gaming platform. The principal electronic hardware used in the SGI gaming platform consists of complex multimedia and personal computer

("PC") components. The central processing unit is an Intel 200-MHz Pentium chip. This processor is accompanied by a variety of video and auxiliary controllers, some of which have been developed exclusively for use with the Company's products. To achieve a high level of multimedia performance from its system, the Company's machines use 64 megabytes of random access memory. Storage for the audio and visual media elements of the games, as well as the product software itself, is provided by a high-density 4 gigabyte hard disk drive for the multi-game machines and by a smaller 2-gigabyte hard disk drive for single game machines. All of these components are connected internally by a high-speed PCI bus. SGI's reliance on sophisticated full-motion video and high-quality audio presentations requires the use of state-of-the-art technology, and SGI expects to upgrade the performance of its platform periodically as higher-performance components become available. SGI machines are intended to be easily reconfigurable in the field through the replacement of hardware components such as computer motherboards and video and auxiliary controllers, allowing casino operators to upgrade hardware in a cost-effective manner.

   SGI's gaming platforms employ modular construction at almost every level, facilitating upgrades and minimizing machine down-time. Such modularity permits the rapid exchange of components for upgrades or to replace defective parts. Using SGI's proprietary Machine Management System, casino personnel can run a variety of diagnostic programs or review detailed performance data directly from the gaming platform itself. In the case of a malfunctioning component, a casino technician can quickly restore play simply by swapping out the failed component with a new one. The modularity of SGI's platform will also facilitate upgrades of hardware components such as card readers and bill validators as new components become available. The Company believes that these features may allow casino operators to reduce platform down-time and shorten the time required to fix any malfunction, thereby increasing the time the platform is available for play and reducing the risk that a player will elect to terminate a gaming session as a result of play stoppage.

   The Company's gaming platforms are assembled almost entirely from off-the-shelf hardware, which the Company anticipates will reduce the chance of a parts shortage and will enable the Company to continue to manufacture its devices using state-of-the-art components as PC and multimedia technologies advance. The different platforms share many common components, making it easier for the Company's games to be played on different platforms and for customer technical staff to work on the Company's different product offerings. There can be no assurance, however, that the Company will continue to use common components or enjoy a reliable supply of hardware components. Moreover, certain components such as the touchscreen display and monitor are manufactured by single sources and may be particularly susceptible to interruptions in supply. Although SGI does develop proprietary components in order to meet certain specialized requirements of its platform, the Company intends to primarily use commercially available computer hardware components as a regular part of its product development process.

   SGI's machines were designed to accept future hardware upgrades to take advantage of networking capabilities. When networked, two or more machines can be linked, facilitating activities such as group play, tournaments and progressives. For example, a particular group of platforms can be configured to announce to players that a tournament will begin at a particular time and allow each player the option to participate. Similarly, platforms can be configured so that when one machine hits a jackpot, a player at another machine can win a bonus award; the two affected platforms can then display a coordinated audio/video simulation of a coin flying out of one tray and into the other. The Company believes that features of this kind will promote interaction among players at adjacent platforms and thereby maintain player interest for longer periods of time. The Company introduced its first product into the Nevada market in December 1998, The Big Win, that incorporates this networking capability in a wide-area progressive system. The Company anticipates introducing products into the market during 1999 that will incorporate group play and tournament capabilities.

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

  Games and Other Software

   While SGI believes that the design of its machines and its hardware components are important to its operation and its ability to foster initial and extended play, it believes that the most important factor affecting the success of its platforms will be the games themselves and the software that controls those games. The majority of the Company's development efforts to date have been devoted to hardware, system software and game development, and the Company expects that, in the future, game development will be its principal development activity.

   The Company's games have been designed to present traditional casino games with the benefit of video and audio enhancements that are afforded by the Company's use of high-end multimedia hardware. While the underlying game may consist of a traditional casino game such as poker, keno or a reel-based slot machine, the game itself is only one aspect of the entertainment experience.

   The development cycle for the Company's games has been reduced significantly since the Company's initial introduction of games in 1997. The Company developed a standard "engine" for each game type that it introduced such as video-reels, keno, poker and multi-line, multi-coin. In addition, for every game that is introduced the Company develops a number of different percentaging models that each have a different hold percentage. The percentaging models are developed to meet jurisdictional regulatory requirements, local market conditions and to offer flexibility to the casino operators. The number of percentaging models vary by game type. For example, Arabian Riches, a reel-based game introduced during 1998 has 38 different percentaging variations and Phantom Belle, a poker-based game, has 29 different percentaging variations. The choice of gaming platform can also affect the development cycle for games; however, to date the Company has used a common gaming platform for all of its products. Development of a new game engine is a lengthy process but one that can be leveraged and used on subsequent game offerings. The ability to leverage existing game engines and percentaging models allows the Company to develop new game themes and to introduce these new game titles much faster than if it had to develop a brand new game engine with unique percentaging requirements. This has been reflected in the increase in the number of new game titles that the Company introduced in 1998 as compared to 1997.

   All of SGI's games embed an engaging and entertaining theme story to help attract patrons to the Company's machines. Some of the games developed and introduced during 1998 include the following:

     Top Hat 21--An old top hat and a magic wand set on a stage appear to come to life to deal a game of 21. All of the features of the regular table game are offered, including splits, double-down and buying insurance. The magic hat also offers players assistance by spelling out helpful hints during game play. With each winning hand, there is also a chance to double winnings by playing the Hi/Low Double Up game.

     Buccaneer Gold--A traditional three-reel slot machine set to the theme of a pirate ship and its exotic booty. When symbols on the wheels are matched according to the pay table, the player wins, and the screen displays a jackpot celebration such as "gold coins" being spilled from a treasure chest or fired from a musket. Buccaneer Gold has added bonus features that include random Free Spins, Double Jackpot Time, and Bonus Daggers, five in all, that players collect to win a special award.

     Banana-Rama--A traditional three-reel game with infectious jungle rythms, Banana-Rama is best known for the on-screen anctics of the game's two animated host monkeys, Banana and Clyde. The characters interact with each other and with the player and celebrate jackpots with the player. A bonus feature takes the player to the Oyster Bar for a pick-till-you-win bonus game where players can select up to twelve oysters and collect the awards lying inside each of the oysters. The players continue doing this until the collect symbol appears at which time they return to the game.

     Vacation USA--The Company's first multi-line, multi-coin game takes the player across the country to see the sights and win some cash. Vacation USA is a nickel game that allows the player to wager up to 50 coins a play. This game features two accumulator bonuses that hit with varying frequencies. Players collect interstate signs on active paylines and when they have sufficient signs to cross the country, players take off in the Winnebago and go "on Vacation". Players select different destinations and collect prizes for visiting each until they find the collect symbol and return to the game.

     The Big Win--A multi-line, multi-coin nickel game that is a campy game-show spin-off, offering kitschy colors, "cocktail music" and a "live" studio audience. The Big Win offers three different bonus games that will appear if a player gets three bonus symbols on the 4 X 4 game playfield. There is a choice of Kaplunko, a pinball style game where an award puck cascades down through a field of pins and comes to rest in an award bin, Pik'N'Match where players match hidden awards, or Instant Win where a single choice tells it all. A double or nothing feature allows players to risk all from their bonus round. The Big Win is also networked as a wide-area progressive with a top prize starting at $250,000 that grows based on the amount of game play.

     Bonus Belle--An enhanced version of Phantom Belle that adds a new dimension to the video poker experience. During regular play, the ghostly dealer occasionally tosses chips into a separate bonus pot near the edge of the table. When players receive the special bonus playoff card, another ghostly character appears and joins the game. The full-bodied apparition then challenges the player to a winner-take-all showdown for the bonus pot.

   The Company believes that the combination of its attractive machines, high-level graphics and sound, bonusing features and the pursuit of an interesting and entertaining story will make SGI's product outperform conventional slot machines.

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

   In the initial play period, SGI believes it is necessary to quickly engage the customer in the story line and to avoid any confusion, unfamiliarity or negative experience which might cause the customer to discontinue play. For this reason, many of the Company's game offerings to date consist of enhanced versions of traditional casino games, including reel-based slot games, so that the rules of the game will be well known. SGI intends to present these games using enhanced graphics and sound to enrich the play experience, but will not change the fundamental characteristics or objective of the game. In addition, the machine will offer traditional game controls for those players unfamiliar or uncomfortable with the touchscreen interface.

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

   In addition to features that are designed to enhance the entertainment value of SGI's machines and its ability to generate incremental revenue for the casino, SGI's platform incorporates proprietary features that are designed to overcome certain hurdles that may be involved in the licensing of a slot machine design, as well as to facilitate easy maintenance and supervision by casino personnel. These features are as follows:

     Random Number Generator. At the core of every gaming machine is a random number generator that determines the outcome of every gaming proposition. To eliminate what the Company believes are some of the impediments to randomness that characterize random number generators, SGI engaged Dr. Evangelos A. Yfantis, a recognized authority in the field of random number algorithms, to develop a proprietary random number generator algorithm for the Company. The Company has filed and received a U.S. patent with respect to its algorithm.

     Software Authentication. A critical element of all gaming machines is an authentication mechanism to determine that the software being used is identical to the software that has been approved by regulatory authorities and is operating correctly. This is necessary to ensure that the game being played corresponds exactly to that designed by the manufacturer and approved by regulatory authorities. Traditional slot machines need to be authenticated manually, a process usually performed only after a sizable jackpot award. The infrequency of checks offer greater opportunities to breach the security of traditional machines. The Company has developed a proprietary authentication process which leverages the advanced capabilities of the Company's machine to verify the integrity of a game each time it is selected for play. This process combines sophisticated authentication routines developed by RSA Data Security, Inc. with a proprietary methodology developed by the Company. The Company's authentication process provides continual checking of the machine's software for both accidental corruptions or malicious attempts to cheat the machine. Any detected anomalies will cause the machine to signal the loss of integrity immediately. The Company has filed for and received patent protection for certain aspects of its authentication methodology.

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

Product Development

   The Company's product development efforts, particularly its game development efforts, will be critical to its success in the gaming market. Research and development expenses have increased significantly since inception. However, given the maturity of the game platform, the development tools and the software code base, the Company anticipates higher levels of productivity that will result in either increased product output or an overall reduction in the level of development expenses. During the years ended December 31, 1998, 1997 and 1996, the Company's research and development expenses were $11,853,000, $9,283,000 and $7,030,000, respectively. At
December 31, 1998, 62 of the Company's 163 full-time employees were engaged in research and development.

   Ideas for new games are derived from customer preferences as perceived by the Company or ascertained through the Company's market research and direct feedback from slot machine operators. The initial designs for the Company's games are conceived by a design team, which outlines the appearance and features of each game. A prototype is developed by a production team that includes a producer, product manager, artists, computer graphics engineers and entertainment software engineers. The game is then evaluated by SGI's marketing and sales staff, after which it is modified into its final form. The Company estimates that the development of a typical game takes approximately three to eight months and costs approximately $250,000 to $750,000.

   SGI is seeking to develop a variety of specific games which management believes will appeal to casino operators and their customers. Currently, the Company is engaged in the development of games based on traditional slot machine games such as animated reel slots, video poker and keno. The Company is also in the process of creating variations of the multi-coin, multi-line, Australian type games which have proved popular and successful in 1998. These initial games are intended to help customers look beyond the unfamiliar technology to recognizable game types. In addition, the Company has developed a line of Magic Windows type games. The proprietary Magic Windows game type introduces decision making into a traditional reel-slot experience by allowing the player to select from a number of available symbols.

   Some of the games currently under development include the following:

     Silver Bell Express--A traditional three-reel slot machine set to the theme of a train riding through the old wild west. At random intervals during play, punch stamps are added to the players boarding passes. When they collect 10 punches they enter a double jackpot bonus period. The game also features three bonus games that each offer a unique secondary proposition. The play-based bonuses on this game are hidden to prevent bonus shopping by other players.

     Eureka--This multi-line, multi-coin wagering experience takes players deep inside a derelict coal mine on the way to hidden fortune. Featuring two separate accumulator bonuses embedded in the basic 4 X 4 playing field, players can follow a coal cart as it speeds its way into a long-sealed mine shaft on their way to discovering riches.

     Star Bucks--Players rocket across the cosmos in their spaceship in this variation of the traditional three reel slot machine. Offering multiple bonus features when specific bonus sysmbols appear on the active payline, and with the help of two navigational droids, players assume the helm of the spaceship in this sci-fi wagering experience.

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

   The product development strategy to date has focussed on enhancing traditional gaming experiences by offering variations of existing casino-type games. Familiarity with these game types attracts customers to these games. The company has also taken this strategy a step further by introducing games based on familiar brands or activities, such as the Vacation USA game. The next phase in the Company's product development strategy will be to introduce completely new types of wagering experiences. The Company intends to introduce game types that reflect different types of wagering experiences in the second half of 1999.

   Over time, SGI expects to introduce additional games that offer a wider range of gaming experiences as players become more familiar with the capabilities of advanced video gaming platforms. For example, the Company may introduce games with sports attributes such as baseball, bowling, football or golf. The Company also anticipates developing more of its games for progressive formats in which the Company's machines would be networked to support a common jackpot that is significantly larger than that which a stand-alone machine could offer, or to support additional networked features such as tournaments and peer-to-peer play.

Sales and Marketing

   The ultimate success of SGI's gaming platform depends on its acceptance by casino operators and casino patrons. The Company believes that, from the point of view of casino operators, the attractiveness of any gaming platform depends on win per machine, ease of upgrade, maintenance and game change and information management. The Company believes that, from the casino patron's perspective, the attractiveness of a platform is a function of entertainment value and the perceived likelihood of the customer winning. SGI's sales and marketing strategy is to generate product sales by highlighting the advantages presented by its gaming platform to casino operators, such as potential for increased win per machine; and by developing processes focused on key operator values. SGI's marketing strategy also targets casino players and will focus on developing brand recognition for SGI's games, which the Company believes can be accomplished through the development of proprietary games that deliver greater entertainment value for the gaming dollar.

   SGI intends to position itself as a partner with either casino operators or other slot manufacturers in establishing the next generation of wagering entertainment. The Company recognizes that it is a small player in the gaming industry at this point and that it may have to leverage the skills and experience of these third parties to help in the development or deployment of new products.

   Because SGI's games are software-based, SGI believes that there will be a significant opportunity for game customization and the development of games for the exclusive use of one or more casino customers. It is already commonplace for casinos to ask that conventional slot machines be customized with the casino's logo or theme. SGI believes that it can significantly exceed this level of customization by inserting the casino's logo or theme right in the game, by presenting images of the casino's other games and amenities, or by creating a new game entirely based on the casino's theme. The Company expects that it would charge fees for any customization or development work that it performs for any other parties.

   The Company currently sells product through a direct sales force that is based in Nevada. The Company is planning to distribute product through third parties including other slot machine manufacturers or casino operators to help in the penetration of new markets without the need for additional hiring. As at December 31, 1998, 61 of the Company's 163 full-time employees were engaged in sales and marketing.

   The successful introduction of the Company's product is subject to substantial risks and uncertainties, including the risk of technical or manufacturing difficulties, the possibility that the SGI platform will not receive the anticipated market acceptance and possible delays or hurdles associated with licensing of the Company's product in various jurisdictions.

   The Company will be required to be licensed in each jurisdiction in which it expects to sell product. As of December 31, 1998, the Company had filed applications to sell its product in Nevada, New Jersey, Mississippi, Missouri, Colorado, Iowa, Indiana, Illinois, and certain native American jurisdictions in Connecticut, Louisianna, Michigan, Minnesota and New Mexico. To date, the Company has received both corporate approval and approval to sell its product in Nevada, Missouri, Mississippi and certain native American jurisdictions in Connecticut, Louisiana, Michigan, Minnesota and New Mexico and has also received corporate approval in Colorado and New Jersey. The Company has also filed an application for approval of its gaming platform in New Jersey and with Gaming Laboratories International, Inc., an independent testing facility which grants product approval for many jurisdictions worldwide. See "Gaming Regulation and Licensing."

   Although the Company plans to file applications in other jurisdictions, there can be no assurance that the Company will be ready to file future applications or that any licenses will be granted on a timely basis, or at all.

  Pricing

   The Company sells its products to casino operators and other potential purchasers offering several pricing programs. For the Odyssey this consists of either (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire Odyssey game library for the term of the license. Quest is sold as a bundled package of the hardware unit and a single game for a fixed price. Based on its belief that its products will generate substantially greater win per machine than conventional slot machines and that casino operators attribute more weight to win per machine than to the machine's purchase price, the Company plans to offer the foregoing packages at prices that are substantially higher than the prices of existing slot machines.

   Similar to several of its competitors, the Company also offers a revenue sharing plan as an alternative to the two purchase pricing options. Under this plan, the casino operator is not required to make an upfront capital investment; rather, in exchange for placing the machines on the floor, the casino operator agrees to share with the Company the aggregate win generated by the machines. Under this plan, 20% of the aggregate win goes to the Company, subject to a predetermined minimum. The Company's plan is unique because the Company also offers the casino operator a buyout option at any point after the 90 day minimum evaluation period, something not currently offered in the industry. Under the buyout option, the operator receives a credit towards the purchase of the hardware and must purchase its choice of software at list price. The Company believes that licensing revenue from game software may eventually constitute a substantial portion of its revenue.

   Products placed in casinos that are connected to a wide-area progressive system, including all ancillary equipment such as signs and chairs, remain the property of the Company. The casino operator is not required to purchase the equipment but agrees to keep the machines on the floor for a specified minimum period and to share in the amount wagered on the machines with the Company. The amount of handle received by the Company will vary depending on the game type and denomination offered. Typically, for progressive games offered to casino operators, manufacturers retain between 3.5% and 6% of the gross amount wagered. The manufacturer is then responsible for payment of jackpot prizes and promotional and administrative expenses connected with the operation of the wide-area progressive system.

Competition

   The current slot machine market is highly competitive and is dominated by a small number of manufacturers, many of whom have significantly greater financial and other resources than the Company. The Company believes that the principal competitive factors in this market are the appeal of the machine to players, knowledge of customer requirements and player preferences, price, ease of use, service, support and training, distribution, and name and product recognition. The principal competitors in the slot machine market are IGT and Bally Gaming. IGT may be viewed as a dominant competitor, with a 1998 market share estimated at 75%; Bally Gaming's 1998 market share is estimated at 10%. Additional competitors or potential competitors include WMS Industries Inc., Anchor Gaming, Inc., Powerhouse Technologies, Inc., Aristocrat Leisure Industries, Universal Distributing, Sigma Games, Casino Data Systems, Acres Gaming Inc. and Innovative Gaming Corporation of America. There can be no assurance that other companies in the video game or multimedia market will not successfully enter the market for video slot machines, nor can there be any assurance that the manufacturers of traditional slot machines will not develop products that are superior to, or that achieve greater market acceptance than, the Company's product. A number of the Company's larger customers who operate multiple casinos have also indicated that they may become involved in the design, development and manufacture of slot machines, although to date none have actually done so. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage. If any of the Company's products or specific game titles display potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market shares, including price reductions, acceleration of technical development or acquisition of new, competitive technologies. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. There can be no assurance that the Company will be a successful competitor in the gaming machine industry.

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

   In addition, SGI owns exclusive rights to the algorithm for its random number generator, the key component of the Company's gaming machine that determines the outcome of each proposition. SGI's algorithm, which may have uses outside the gaming industry, was developed by Dr. Evangelos A. Yfantis, a professor of Computer Science at the University of Nevada, Las Vegas.

   In developing its games, the Company relies on certain software that it licenses from Duck Corporation ("Duck") on a nonexclusive basis. This license may be terminated by Duck only in the event of a material breach of its terms by the Company or in the event of a bankruptcy petition with respect to the Company.

Employees

   As of December 31, 1998, the Company had 163 full-time employees, including 62 in research and development. The Company also retains independent contractors to provide certain services, primarily in connection with its product development activities. The Company and its full-time employees are not subject to any collective bargaining agreements and the Company believes that its relations with its employees are good. From time to time the Company has retained actors and/or "voice over" talent to perform in certain of the Company's games and expects to continue this practice in the future. The Company's future success depends in large part on its ability to attract and retain management and other key personnel.

Manufacturing

   The Company's manufacturing process consists primarily of assembly of components obtained from third-party suppliers and testing of software systems and applications. In 1996, the Company established its manufacturing process and commenced commercial production. The Company manufactured its product at its Mountain View, California facility. The Company has installed manufacturing lines with 5,000 unit per year capacity. As this exceeds the Company's current requirement, expansion of this facility is not expected. As of December 31, 1998, the Company had 38 full-time employees in manufacturing. In March 1999 the Company announced the closure of its Mountain View manufacturing facility and the relocation of its manufacturing activities to its Las Vegas, Nevada facility.

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

   The New Jersey Commission has broad discretion regarding the issuance, renewal, suspension or revocation of CSI licenses. In order to obtain a CSI license, the Company and SGI-NJ must demonstrate to the New Jersey Commission by clear and convincing evidence that they, any five percent or greater security holders, certain officers, directors, and principal employees, and anyone else whom the New Jersey Commission deems appropriate in its discretion, possess good character, honesty and integrity, and financial stability and responsibility. If a person who is required to be found qualified is found disqualified by the New Jersey Commission, the license applications may be denied.

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

   If it were determined that the Mississippi Act was violated by the Mississippi Subsidiary, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures, which action, if taken, could materially adversely affect the Company's manufacturing and distribution.

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

Item 2: Properties

   The Company leases a 28,000 square foot facility in Palo Alto, California for its development, marketing, sales and administrative personnel. The lease expires in January 2006. The Company also leases a 29,000 square foot manufacturing facility in Mountain View, California pursuant to a lease that expires in February 2006. The Company leases a 27,000 square foot facility in Las Vegas, Nevada that houses its sales and support organization and the central monitoring facility for its wide-area progressive system, and a 4,000 square foot facility in Reno, Nevada that houses a sales and support organization.

Item 3: Legal Proceedings

   In February 1999 the Company filed a complaint against International Game Technology, Inc. ("IGT") seeking a declaration of noninfringement and invalidity of US Patent no. 5,823,873, describing a method of playing electronic video poker games. The suit was originally filed in the United States District Court for the Northern District of California, as a result of threat of litigation by IGT. IGT responded by filing a complaint in the District of Nevada alleging infringement of the same patent. As that case has been transferred from Reno to be heard in Las Vegas, the Company intends to dismiss the California action and pursue its claims against IGT in the Las Vegas case. On March 16, 1999 the Company was unsuccessful in preventing IGT from issuing a temporary restraining order that prevents the Company from shipping the disputed product until the injunction hearing that has been set for April 15, 1999 in Las Vegas. If the Company is unsuccessful in preventing IGT from gaining an injunction until the patent trial is heard, the Company will be prevented from shipping the disputed product until such time as the patent trial is resolved. Management believes that the patent trial would be at least two to five months after the April 15 hearing. The claims in the lawsuit relate to a game that the Company released in February 1999 called Multi-Draw Poker. The Company's management strongly denies the assertions of infringement and in the litigation has asked the court to rule that its game does not infringe. The costs of defending this suit may be substantial and may require significant amounts of senior management time, and an adverse result in such litigation could materially and adversely affect the Company's liquidity and capital resources.

Item 4: Submission of Matters to a Vote of Security Holders

   Inapplicable.

Executive Officers

   The executive officers of the Company are as follows:

   Name                     Age Position
   ----                     --- --------
   Andrew S. Pascal........ 33  Chief Executive Officer, acting Chief
                                Financial Officer
   Paul D. Mathews......... 34  Vice President Corporate Development &
                                Government Affairs
   Paul D. Miltenberger.... 33  Vice President Sales
   Alison Stroh............ 36  Vice President Marketing
   Betsy B. Sutter......... 38  Vice President Human Resources

   Andrew S. Pascal has served as Chief Executive Officer of the Company since February, 1999 and acting Chief Financial Officer since March, 1999. He had previously held the title of Executive Vice President--Marketing and Game Development since October 1994. He has over 10 years of gaming industry experience with an emphasis in slot marketing, slot merchandising and slot operations. He joined SGI in October 1994 from Mirage Resorts, Incorporated , where he worked from June 1985 to October 1994. Mr. Pascal held the position of Director of Slot Operations and Marketing at The Mirage Hotel and Casino, managing a division consisting of 350 employees and annual revenue in excess of $110 million. Mr. Pascal served on The Mirage's eight-member Operating Committee, which set operating policy and established the strategic direction for The Mirage and its 7,300 employees, from September 1992 to October 1994. Prior to the opening of The Mirage Hotel and Casino, Mr. Pascal served as the Director of Slot Marketing for the Golden Nugget Casino-Hotel.

   Paul D. Mathews joined SGI in November 1995 from Casino Data Systems ("CDS"), a designer and manufacturer of casino management information systems and gaming devices, where from March 1995 to

November 1995 he was Director of Regulatory Compliance responsible for corporate and product licensing in all gaming jurisdictions. Prior to joining CDS, Mr. Mathews spent five years with the Nevada State Gaming Control Board in the Corporate Securities and Investigation Divisions.

   Paul D. Miltenberger joined SGI in April, 1996 as Business Planning Manager and in April 1997 became Director of Sales Planning, a position he held until September 1998 when he was promoted to Vice President of Sales. Prior to joining SGI, Mr. Miltenberger worked at Tektronics, a high-technology manufacturer of color printers and test equipment, where from June 1995 to April 1996 he held the position of Strategic Analysis Manager. Prior to Tektronics, Mr. Miltenberger worked at Conner Peripherals, Inc. between August 1990 and June 1995 as Manager of Strategic Reporting.

   Alison Stroh joined SGI in January 1997 as Director of Multi-Player Systems until January 1999 when she was promoted to Vice President, Marketing. Prior to joining SGI, Ms. Stroh worked for CDS where from May 1994 to December 1996 she was Director of New Product Development, responsible for introduction of new games including wide-area progressive products. Prior to joining CDS, Ms. Stroh spent eight years with the Nevada State Gaming Control Board, most recently as a Senior Agent Audit Division, Research and Development.

   Betsy B. Sutter joined SGI in March 1997 from Digital Equipment Corporation, where from 1989 she had been the Human Resources Manager for their Research and Advanced Technology Division in Palo Alto. Between 1985 and 1989, Ms. Sutter had been the Human Resources Manager at Aehr Test Systems. Prior to this she had human resources experience with other high technology companies including Hitachi America Ltd. and General Electric Corporation.

                                    PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

Stock Price History

                                    1998           1997
             (Fiscal Year)     -------------- --------------
                                 High    Low   High    Low
                               -------- ----- ------ -------
         First Quarter........ 11 3/16  8 1/4 21 3/8 14 5/8
         Second Quarter....... 10 3/8   7 1/2 17 3/8 13
         Third Quarter........  9 15/16 3 1/8 15     12 1/2
         Fourth Quarter.......  3 7/8   1 3/8 14 7/8 10 7/16
                               ======== ===== ====== =======

   The preceding table sets forth the high and low closing sale prices as reported on the Nasdaq Stock Market for the Company during each of the quarters in 1998 and 1997. The Company's stock traded under the symbol SGIC'. In February 1999 the Company's Common Stock was delisted from the Nasdaq National Market and the Company's stock now trades on the NASD Over-The-Counter (OTC) bulletin board system under the symbol SGIC'.

Dividend Policy

   The Company has never paid cash dividends on its Common stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future.

Item 6: Selected Consolidated Financial Data

                                 Years Ended December    Nine Months    Year
                                          31,               Ended       Ended
                                ------------------------ December 31, March 31,
                                 1998     1997    1996     1995(1)      1995
                                -------  ------- ------- ------------ ---------
                                   (in thousands except per share amounts)
Statement of Operations Data:
  Net sales.................... $22,281  $ 9,550 $    --    $   --     $
  Loss from operations.........  32,009   22,984  14,533     4,059       1,851
  Net loss.....................  37,670   22,986  13,634     3,974       1,866
  Basic and diluted net loss
   per share................... $  2.75  $  2.16 $  2.54    $ 2.34          --
Shares used in computation.....  13,696   10,666   5,364     1,695          --

                                            December 31
                                ------------------------------------- March 31,
                                 1998     1997    1996       1995       1995
                                -------  ------- ------- ------------ ---------
                                                (in thousands)
Balance Sheet Data:
  Cash and equivalents......... $ 8,399  $16,352 $25,583    $2,399     $   241
  Short-term investments.......      --    4,705   9,683        --          --
  Working capital..............  10,772   25,759  34,203     2,027      (1,253)
  Total assets.................  41,744   49,038  39,646     3,486         486
  Long-term debt...............  39,809   22,637     778       272          --
  Redeemable Convertible
   Preferred Stock.............   1,666    3,065   6,455     8,496         967
  Total shareholders' equity
   (deficiency)................ (18,452)  14,432  30,061    (5,946)     (2,003)

--------
(1) Effective April 1, 1995, the Company changed its fiscal year end from March 31 to December 31.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. In 1997 the Company successfully introduced its first product, OdysseyTM, a multi-game, video-based slot machine, into the Nevada market. Since that time the Company has rolled out Odyssey into other jurisdictions including Connecticut, Iowa, Louisiana, Michigan Mississippi, Missouri, New Mexico, certain Canadian provinces and Uruguay. In 1998 the Company introduced Quest, a single-game platform that utilizes many of the same components as the Odyssey to increase its penetration of the casino floor.

   In December 1998, the Company introduced its first wide-area progressive product, The Big Win. Under a wide-area progressive system, numerous slot machines are linked by computer networks and share a common top award that is usually much greater than the award that a single, unlinked machine could support. The network links machines in different casinos, and can be extended from its current installed base in Las Vegas to include other locations across Nevada.

   Through December 31, 1998, the Company has installed 3,609 Odyssey and Quest machines in approximately 180 properties. Of these machines, 2,920 have been sold outright or placed on a revenue-sharing basis. After returns, 620 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period. Included in the Company's installed base at December 31, 1998 was 160 machines installed in Nevada that are connected to the wide-area progressive system. 142 of the wide-area progressive machines were returned to the Company in January 1999 following a decision by the Company to modify the initial game that was released on the wide-area progressive system.

   At December 31, 1998 the Company had cash and equivalents of $8,399,000. The Company has incurred operating losses each year since inception and as of December 31, 1998 had an accumulated deficit of $80,270,000 and a deficiency of shareholders' equity of $18,452,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. At December 31, 1998 the Company was not in compliance with the terms of its line of credit and had overdrawn its credit facility by $1,457,000. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by an additional 40% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. Management is currently attempting to renegotiate the terms of its line of credit with its bank so additional funds will become available to the Company. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999. See
Note 1 of Notes to Consolidated Financial Statements.

   The Company encountered a more difficult and highly competitive market place in 1998 than it had experienced previously. This, combined with delays in getting new game titles into the marketplace had a significant negative impact upon sales. The Company charges a premium for its product compared to its competitors and must generate a higher net win per machine than competing products to justify the higher sales price to casino operators. Part of the Company's product strategy involves regular introduction of new game titles that can be cycled onto existing slot machines to refresh them and maintain customer interest. Difficulties in introducing new game titles in a timely manner, particularly through the first half of 1998, led to deteriorating product performance in the field, which had a negative impact on the ability of the Company to place additional units. The Company offset the effects of this by gaining additional jurisdictional approvals and rolling its product into new markets. The Company also experienced turnover among senior management during the second half of 1998 that resulted in significant resources being devoted to internal, rather than external, matters. The impact of this on the Company's results of operations is difficult to quantify but contributed to the Company's failure to meet its operational objectives for 1998.

   Prior to March 1997 the Company was in the development stage and its primary activities were focussed on product development, including system hardware and software, game concept development and software coding. Towards the end of 1996 the Company began manufacturing slot machines for commercial distribution. The Company sold its first product in May 1997 following completion of a customer evaluation period. Prior to this time the Company did not generate any revenue from product sales. Once the Company started generating revenue from product sales, the focus of its expenditures changed from product development to building its infrastructure to support the sale and distribution of its products.

   Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. Product is manufactured at the Company's location in Mountain View, California. At December 31, 1998 the Company had 163 employees.

Results of Operations

   The Company had a net loss of $37,670,000 for the year ended December 31, 1998. This compared to a net loss of $22,986,000 for the year ended December 31, 1997. The increase in net loss was largely due to the Company's operating expenses increasing at a rate much higher than the rate of growth in revenue, primarily in anticipation of higher revenue.

   The Company had net losses of $22,986,000 and $13,634,000 for the years ended December 31, 1997 and 1996, respectively. During these periods the Company was devoting significant resources to building an organizational infrastructure in such areas as sales, marketing, manufacturing, customer-support and administrative support, all in anticipation of an increase in sales and shipment volume associated with the planned rollout of its products.

  Revenues

   The Company generates hardware revenue from the sale of its products and related parts and accessories. All products are sold with licensed software and customers have the choice of either a paid-up or renewable annual license. The Company places products in casinos under a participation program where it receives 20% of the net win generated by the product as revenue. The Company also places machines in casinos that are linked to a wide-area progressive system in exchange for a predetermined share of the gross amount wagered on the machine. Amounts received from the participation program and the wide-area progressive system are recorded as participation revenues. Total revenue units include machines sold outright as well as machines placed under the participation programs.

   The Company generated revenues as follows:

                                                       Year Ended   Year Ended
                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ --------------
                                                        (in $'000, except for
                                                           machine numbers)
   Hardware sales.................................... $14,126  63% $ 7,636   80%
   Software sales....................................   4,657  21%     567    6%
   Participation revenue.............................   3,498  16%   1,347   14%
                                                      ------- ---- ------- -----
     Total revenue................................... $22,281 100% $ 9,550  100%
                                                      ======= ==== ======= =====
   Total revenue units...............................   1,622        1,298

   As can be seen from the above table, the Company was able to increase revenue during the year ended December 31, 1998 by 133% to $22,281,000 from the $9,550,000 recorded in the year ended December 31, 1997. A large portion of this increase can be explained by the increase in volume in the number of machines sold or generating revenue for the Company, which increased by 25%, or 324 units, from 1,298 in 1997 to 1,622 in 1998. The Company did not have revenue in the year ended December 31, 1996. The average selling price on machines sold outright decreased from $11,050 in 1997 to $10,230 in 1998 reflecting the increased levels of competition in the industry and a resulting higher level of discounts given to strategic corporate customers during 1998.

   SGI sells its products outright to casino operators and other potential purchasers offering several pricing programs. For the Odyssey this consists of either (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire Odyssey game library for the term of the license. Quest is sold as a bundled package of the hardware unit and a single game for a fixed price. The Company also offers a participation program where it will place either Odyssey or Quest on a casino floor in exchange for a share in the aggregate win generated by the machine. Typically, under this program, 20% of the aggregate win goes to the Company, subject to a predetermined minimum. In December 1998, the Company introduced its first wide-area progressive product, The Big Win. Machines placed in casinos on the progressive system are priced such that the Company receives a predetermined share of the gross amount wagered on the machine. In January, 1999, 142 of the 160 wide-area progressive machines were returned to the Company following a decision by management to modify the original game that was released on the wide-area progressive system. Revenues generated from the participation program and from the wide-area progressive product are included as Participation revenue in the above table.

   The increases in participation revenue and in software revenue in 1998 compared to 1997 reflect the full year impact in 1998 of machines in the participation programs, which were first offered in June 1997, and the larger installed base from which the Company derives software license revenue. Software revenue increased by $4,090,000 or 721% in 1998 as a result of these factors. The Company believes that participation revenue will increase in absolute as well as relative terms as it rolls additional product out on its wide-area progressive systems, and that in relative terms, hardware and software revenues will decrease from current levels.

   During 1998, two customers accounted for 11% and 10% of revenues. In 1997 three different customers accounted for 27%, 12% and 12% of revenue. The Company expects that a significant portion of its revenue will remain concentrated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer could have a material adverse affect on the Company's business and results of operations.

  Cost of Sales

   Cost of sales includes the direct cost of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties, depreciation on machines placed on the participation programs as well as the costs directly associated with running the wide-area progressive system, including payments of jackpot awards. Cost of sales were $24,062,000, $10,421,000 and $2,458,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The year-to-year increases in cost of sales is largely driven by the higher number of machines sold or placed on one of the Company's participation programs in 1998 as compared to 1997, the absence of product sales prior to May 1997, royalties of $2,200,000 paid to a third party in 1998 in connection with a new game offering, as well as the cost of operating the wide-area progressive system that was introduced in the fourth quarter of 1998. The Company also recorded $5,200,000 in expense during the second half of the year related to lower of cost or market and excess and obsolete inventories.

   Amounts recorded under cost of sales for the year ended December 31, 1996 relate to manufacturing expenses incurred as the Company established a manufacturing facility and prepared to begin manufacture of product. Because the Company did not generate any product revenue in 1996, cost of sales did not include any direct product costs. Cost of sales represented 108% of revenues in 1998 and 109% of revenues in 1997. The marginal decrease in cost of sales as a percentage of revenues is a reflection of the charges that the Company has booked related to inventory and due to the royalty payments that the Company agreed to pay to a third party. These charges offset the benefits of efficiencies gained as manufacturing volumes have increased, reflecting the largely fixed cost of the manufacturing facility. The per-unit manufacturing cost has decreased as the Company began to realize benefits from the tooling of certain of its hardware components, and from cost reductions in many of the components included in its machines. Through the end of 1998 the Company has been able to reduce the per-unit material cost of its products by approximately 50% from the first products it produced in 1996. The Company does not anticipate that this rate of cost reduction will continue into future periods. The Company anticipates that as it introduces more unique, fully integrated specialty products, per-unit costs may actually increase in future periods.

  Research and Development

   Research and development ("R&D") expenses include payroll and related costs of employees engaged in the ongoing design and development activities of the Company, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its products. R&D expenses were $11,853,000, $9,283,000 and $7,030,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

   Increases over these periods are largely the result of incremental hiring of personnel, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. Prior to 1997 the focus of R&D activities was in the successful development of the Company's initial product, Odyssey, and the initial suite of games that the Company offered. Since that time, R&D activities have focussed on new game development, the introduction of new product platforms, and the development of new game types such as the wide-area progressive system. The Company is focussed on ensuring that it can offer additional features into its products that will fully capitalize the underlying technology used. This is expected to require significant R&D resources to continue the development of the product platform to facilitate the elaborate requirements of the game development process and to enable it to introduce new game types into the slot machine market. With the reductions in its workforce, the Company anticipates that the level of R&D activity will decrease in absolute dollars in future periods.

  Selling, General & Administrative

   Selling, general and administrative ("SG&A") expenses include payroll and related costs for executive and administrative personnel, sales and customer-support organization personnel, and marketing and licensing personnel, corporate overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions, and fees for professional services. Approximately 50% of SG&A expenses are headcount related. SG&A expenses were $18,375,000, $12,830,000 and $5,045,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

   Increases in SG&A expenses over these periods are largely attributable to the hiring of additional personnel and in costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions. The Company also incurred costs as it created and established a customer-support organization to support the rollout of its product, and as it established a marketing organization upon the commercial distribution of its products in 1997. A significant portion of these increases occurred during 1997 when the Company commenced sales of the Odyssey and built its infrastructure in the Nevada and Mississippi markets. Additional increases in SG&A expenses in 1998 were due to severance payments made to senior management and increases in bad debt provisions of $1,600,000 due to problems with customer collections. The Company intends to restrict the growth in SG&A expenses as much as possible in future periods and expects SG&A expenses in absolute dollars and as a percentage of revenue to decline.

  Interest Income and Expense

   Interest income was $618,000, $1,238,000 and $1,016,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Fluctuations in the level of interest income are directly attributable to fluctuations in the level of average cash and investment balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments held.

   Interest expense was $6,261,000, $1,240,000 and $84,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in interest expense are due to increases in the Company's level of long-term indebtedness over the period. The Company raised $25 million in September 1997 from the issuance of Senior Discount Notes (the 1997 Notes) and raised an additional $15 million in June 1998 from the issuance of additional Senior Discount Notes (the 1998 Notes). The Company also raised approximately $3.6 million from equipment financing borrowing during 1998. The substantial increase in interest expense in 1998 reflects the full year interest cost of the 1997 notes as well as the interest costs associated with the 1998 Notes, the repricing of stock warrants and the equipment financing. The Company anticipates that interest expense will increase in 1999 due to the full-year impact of interest expense on amounts borrowed during 1998.

  Income Taxes

   The Company has not been required to pay income taxes due to the fact that it has had net operating losses in each period since the Company's inception. As of December 31, 1998 the Company had net operating loss carryforwards of approximately $69,100,000 and $35,800,000 for federal and state income tax purposes, respectively. These loss carryforwards will begin to expire beginning in the Year 2000 if not utilized. The Company also has R&D credit carryforwards of approximately $815,000 and $720,000 for federal and state income tax purposes as of December 31, 1998 which expire beginning 2010.

   A valuation allowance has been recorded for any deferred tax assets due to uncertainty regarding the ultimate realization of these assets resulting from the lack of earnings history of the Company. The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. As of March 31, 1998, approximately $4 million of the Company's net operating loss carryforwards was subject to such limitation and is dependent on the Company's future profitability and the utilization of its net operating loss carryforwards over a period of time.

Financial Condition

   The Company's financial condition has deteriorated substantially since December 31, 1997. Cash and equivalents and short-term investments decreased by $12,658,000 and were $8,399,000 as at December 31, 1998 compared to $21,057,000 at December 31, 1997. This decrease in resources is primarily due to the ongoing losses from operations that the Company has incurred, despite the $18.6 million proceeds that the Company raised in June 1998 from an additional offering of Senior Discount Notes and from equipment financing completed during the year.

   As of December 31, 1998 the Company had an accumulated deficit of $80,270,000 and a shareholder's deficiency of $18,452,000 and has had operating losses every year since its inception. The Company was required to obtain a waiver from its bank during the year to maintain its revolving line of credit facility and was not in compliance with a number of the covenants at December 31, 1998. These factors may raise doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditure across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by an additional 40% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. Management is currently attempting to renegotiate the terms of its line of credit with its bank so those additional funds will become available to the Company. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999. However, the success of any new product introductions is subject to various risks and uncertainties, and there is no assurance that such new products will generate the amount of revenue hoped for by the Company. In the event it is unable to generate sufficient cash from operations or identify new sources of capital, the Company will be required to significantly limit or shut down all or some of its operations.

   The net cash used in operating activities was $32,110,000, $29,909,000 and $12,000,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was due to the increase in net operating losses and due to increases in the Company's working capital requirements, predominantly in inventory and receivables. This increase was offset partially by increases in depreciation, amortization, bad debt provisions, and accrued interest. Inventory levels, particularly raw materials and finished goods, increased significantly in 1998. This increase occurred as the Company ramped up its level of operations in anticipation of sales demand, and was unable to reduce these levels once the anticipated sales levels did not materialize. The increase in receivables is largely due to problems in collections from several customers, which also resulted in the Company having to increase its bad debt reserves during 1998 by approximately $1,600,000. The increase in cash used in operating activities between 1996 and 1997 was primarily due to the increases in operating losses over this period and due to increases in net working capital, predominantly increases in inventories and receivables, offset partially by increases in payables and deferred revenues. In July 1999 the Company is required to begin interest payments on its 1997 Notes and its 1998 Notes.

   Net cash provided by investing activities was $1,245,000 for the year ended December 31, 1998 as compared to net cash used in investing activities of $3,077,000 and $12,657,000 for the years ended December 31, 1997 and 1996, respectively. The decrease in 1998 from 1997 is due to the sale and maturity of the Company's short-term investments that were redeemed during 1998. This offset the increased investment in fixed assets, particularly in connection with the introduction and rollout of the wide-area progressive system and additional units placed on participation programs that the Company made in 1998. The decrease between 1997 and 1996 was primarily due to increases in the net proceeds from the purchase, sale and maturity of short-term investments, offset by increases in the acquisition of fixed assets, primarily computer equipment and software. The Company anticipates continued investment in fixed assets during 1999 as it continues to expand its wide-area progressive system.

   Net cash provided by financing activities was $22,912,000, $23,755,000 and $47,841,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Fluctuations in net cash provided by financing activities are due to the timing of the company's various share and debt offerings. In 1998 the Company raised net proceeds of $14,950,000 from the issuance of Senior Discount Notes and $3,586,000 from the proceeds of new equipment financing arrangements. In 1997 the Company financed its operations primarily through the proceeds of $23,055,000 from the issuance of Senior Discount Notes plus detachable warrants. In 1996 the Company financed its operations with funds received from its initial public offering, of which the Company received proceeds, net of underwriting discounts and offering expenses, of $32,858,000, and from the proceeds from private placement of Redeemable Convertible Preferred Stock prior to the initial public offering.

   In February 1999 the Company filed a complaint against International Game Technology (IGT) seeking a declaration of noninfringement and invalidity of US Patent no. 5,823,873, describing a method of playing electronic video poker games. The suit was originally filed in the United States District Court for the Northern District of California, as a result of threat of litigation by IGT. IGT responded by filing a complaint in the District of Nevada alleging infringement of the same patent. As that case has been transferred from Reno to be heard in Las Vegas, the Company intends to dismiss the California action and pursue its claims against IGT in the Las Vegas case. On March 16, 1999 the Company was unsuccessful in preventing IGT from issuing a temporary restraining order that prevents the Company from shipping the disputed product until the injunction hearing that has been set for April 15, 1999 in Las Vegas. If the Company is unsuccessful in preventing IGT from gaining an injunction until the patent trial is heard, the Company will be prevented from shipping the disputed product until such time as the patent trial is resolved. Management believes that the patent trial would be at least two to five months after the April 15 hearing. The claims in the lawsuit relate to the Company's recently released game Multi-Draw Poker. The costs of defending such a suit may be substantial and may require significant amounts of senior management time, and an adverse result in such litigation could materially and adversely affect the Company's liquidity and capital resources.

Recently Issued Accounting Standards

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. For the year ended December 31, 1998, the Company operated in one business segment.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Adoption of this standard has no impact upon the Company's consolidated financial position, results of operations or cash flows as the Company does not currently have any derivative financial instruments covered by this standard.

Year 2000 Issues

   The inability of computers and software programs to recognize and properly process data fields containing a two-digit year is commonly know as the Year 2000 issue. As the Year 2000 approaches, such computer systems may be unable to accurately process certain data-based information. This could result in system failures or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activity.

   During 1997 the Company implemented an enterprise-wide management information system based on Oracle applications software, which supports all of the Company's major business applications, including sales and customer service, manufacturing and distribution, and finance and accounting. The Company completed an upgrade of this system in November 1998 to ensure that the system is Year 2000 compliant. As a result, management believes that the Year 2000 issue will not pose any significant operational problems for its computer systems.

   During 1998 the Company established a Year 2000 committee comprised of senior management to provide leadership and direction to the Year 2000 effort throughout the Company. The committee is using a multi-step approach in managing the Year 2000 project. The major steps include an inventory of all systems and devices with potential Year 2000 problems, assigning priority to identified items, assessing the Year 2000 compliance of items deemed material to the Company, repairing or replacing material items that are determined not to be Year 2000 compliant, testing material items, and designing and implementing contingency and business continuation plans. The Company has completed the inventory of its critical systems, made an assessment of Year 2000 compliance and has identified all systems to be upgraded or replaced. The Company expects to have this process completed by June, 1999. The Company has recently initiated formal communications with the suppliers with which it has material active contracts to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company cannot accurately predict the outcome of other companies' remediation efforts.

   The Company utilizes third-party vendors for processing data such as payroll, 401(k) administration and medical benefits processing. The Company has initiated communications with its vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time the vendors are Year 2000 compliant. No contingency plan has yet been developed, however it is expected that contingency plans could be developed, if needed, on short notice.

   A number of the Company's customers have contacted the Company to determine if the Company's products are Year 2000 compliant. The Company has tested its products and believes that the products will correctly process data such that the Year 2000 issue will not affect the operation of its products. However, because the Company's product must run on third party slot management and tracking systems, there is still a risk that the Company's products will not work properly with such third party software. This risk is exacerbated because the Company's products continue to display date fields as a two-digit rather than a four-digit field. The Company has developed a solution to this problem that is currently undergoing review by industry regulators that will overcome this display problem. Upon regulatory approval, the Company intends to offer a platform upgrade to all of its customers that will fix the current version of product, and expects this to be delivered and installed to all customers before June 1999. As a result, it does not anticipate any significant problem with its products being Year 2000 compliant. There can still be no guarantee that the Company's product will be able to run with third party software after December 31, 1999 however.

   The total cost associated with required product and systems modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company spent approximately $450,000 during 1998 in getting its major business systems upgraded and Year 2000 compliant. The Company plans on using both internal and external resources during 1999 to continue to replace and test hardware and software for Year 2000 compliance. Currently the Company does not anticipate spending more than $500,000 in connection with its Year 2000 projects during 1999. The majority of this will be spent on the purchase of new or replacement hardware and software and upgrades, and on updating software code for its products, and this will be funded from operations. The anticipated costs and scope of the Year 2000 project are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

   The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 project is expected to reduce the Company's level of uncertainty about the Year 2000 problem, and in particular, about the Year 2000 compliance and readiness of its products.

Outlook

   This outlook section contains a number of forward-looking statements that reflect the Company's current views with respect to future events and future financial performances. Because they relate to future activities, there is a high degree of risk that such events will not materialize and readers should not place undue influence upon them as actual results may differ materially.

   To date the Company has focussed many of its resources on creating a business based on high-volume manufacturing and placement of slot machines with a goal of capturing market share. The Company has struggled in its endeavors against many competitors who are significantly larger and who have much greater resources than the Company. The Company has emphasized selling game platforms and strived to penetrate the market through frequent software releases of new game titles. Changes in the competitive landscape since the Company was formed have forced the Company to reevaluate its basic business strategy. The Company has incurred significant expenses in developing a fully integrated, high overhead business that assumed a much higher level of unit sales than the Company has been able to achieve, resulting in unacceptable levels of profitability for the Company.

   Management has spent time in the latter half of 1998 reviewing the basic business strategy of the Company and intends to reorganize the business around the core competencies that it has created. At the same time management intends to simplify the business and focus resources so that it can significantly reduce the level of corporate overhead, minimize the level of cash usage, transition the business to one that takes advantage of revenue-sharing opportunities and focus on achieving profitability.

   The Company has sold over 2,900 machines to date and understands the need to continue to support its products and the needs of its existing customers. At the same time, the Company needs to focus on how to best exploit the technology inherent in its game platforms so that it can provide game experiences and game features that are unique to the Company and that cannot be easily exploited or imitated by its competitors. By emphasizing the quality of the wagering attraction, including the game itself, rather than the volume of new game titles, the Company hopes to be able to command premium floor locations in its customers' casinos, and as a result achieve a premium level of performance. Where necessary, the Company intends to partner with outside parties, including casino operators and or other slot manufacturers, to accomplish these goals. The announced joint-product development and marketing agreement with Anchor Gaming is the first example of where the Company will seek external skills to complement its own resources.

   The Company also intends to leverage its investment in the infrastructure that it has already put in place. To this end, the Company intends to aggressively introduce new products that can be deployed on its wide-area progressive system and to expand the geographical coverage of its wide-area progressive systems during 1999 including into the Native American marketplace.

   The Company will continue to introduce new game title releases for sale and to refresh the game offerings on its installed base of Odyssey and Quest machines during 1999. The Company intends to change its focus from one of frequent game releases to one that emphasizes the quality and feature content of new game titles. It will also offer product extensions and variations of existing successful game titles. The Company also understands that it must emphasize more than selling a platform that has a variety of game applications upon it. The Company hopes to partner with casino operators to provide a unique, fully integrated gaming experience which encompasses packaging, merchandising, signage systems and, in some cases, unique platform packaging as well. By doing this, the Company aims to provide a more complete and feature rich experience for the gaming patron that is unique to the Company. By partnering with casino operators the Company hopes to achieve premium placement of its product.

   The Company also intends to take steps during 1999 to further reduce its level of corporate overhead. Management is currently reviewing a number of proposals to outsource or relocate certain non-critical business functions in an attempt to reduce costs. Management is also taking steps to reduce the level of investment that the Company has in inventories and accounts receivable so that it can operate the business with a lower level of working capital. If the Company achieves its objectives for 1999, the volume of manufacturing and product sales will not increase significantly from 1998 levels.

   The Company's future results of operations and the other forward-looking statements contained in this outlook--in particular the statements regarding potential partnerships with casino operators or third parties, expansion of the wide-area progressive system and anticipated cost reductions--involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the success of the Company's game titles that it introduces into the market, changes in customer order patterns, competitive factors such as new competitor product or game introductions or changes in pricing strategies, reluctance of casino operators to use participation-based products, the Company's level of financial resources and adequate cash flows, the stability of the Company's management team and workforce, and the ability of the Company to meet all initial and ongoing licensing requirements in the jurisdictions in which it sells products.

   The Company believes that it has the product offerings, facilities, personnel, and competitive resources needed for business success, but future revenue, costs, margins and profits are all influenced by a number of factors, including those discussed above and the need for the Company to raise additional funds, all of which are inherently difficult to predict.

Factors Affecting Future Results

   Management of Changing Business--The Company is planning to shift its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of revenue-sharing opportunities. It will offer product extensions and variations of successful existing games, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company's ability to manage this change will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Key to effecting this change in business is the ability of the Company to sell its existing inventory of Odyssey and Quest products in a timely manner and to resolve outstanding collections issues with customers to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner, the Company's business, operating results and financial condition will be materially and adversely affected.

   Liquidity--The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At December 31, 1998 the Company had a deficiency of shareholders' equity of $18,452,000 and was not in compliance with the terms of its line of credit. Management is currently attempting to renegotiate the terms of its line of credit with its bank so that additional funds will become available to the Company. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets. If the plans that management has undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could have a material adverse affect upon the Company's business, operating results and financial condition. To the extent that the Company sells additional shares or issues any convertible debt securities, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to successfully renegotiate its existing credit facility or be able to raise additional funds when and if needed.

   Volatility of Stock--The market price of the Company's stock has been highly volatile and subject to large fluctuations. The Company's stock price may be affected by factors such as actual or unanticipated fluctuations in the Company's results of operations, new product or technical introductions by the Company or any of its competitors, developments with respect to patents, copyrights or proprietary rights, conditions or trends in the gaming industry, changes in or failure by the Company to meet securities analysts' expectations, continued listing of the Company's stock on the Nasdaq National Market, general market conditions and other factors. In February 1999, the Company's common stock was removed from the Nasdaq National Market, a distinct tier of the Nasdaq stock market, as the Company was no longer in compliance with the minimum requirements relating to tangible net worth and share price. The Company's stock now trades on the Over The Counter (OTC) Bulletin Board. This may affect the level of trading activity in the Company's stock, result in higher bid/ask spreads, and increase the cost of raising additional equity for the Company.

   Retention of Personnel--The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel, and on the ability to attract new key personnel and retain existing key personnel. The Company experienced high turnover among its senior management during the second half of 1998, and in February 1999 announced the appointment of a new Chief Executive Officer. The Company also reduced its workforce by approximately 20% in December 1998 and by a further 40% in March 1999. These factors, combined with the Company's poor operating results and the significant decrease in the price of the Company's Common Stock may have an adverse affect on the Company's ability to retain and motivate its key employees. Competition is intense for highly skilled product development employees in particular. In addition, the Company's officers and key employees are not bound by non-competition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain its existing employees could have a material adverse affect on the Company's operating results and financial condition. Should the Company offer additional stock option grants to its existing employees to encourage them to continue their employment at the Company, this may result in additional dilution to existing shareholders.

   Customer Retention--The Company's ability to sell product may be hampered due to the financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company has experienced negative reaction from customers who have these views during the first quarter of 1999 and who have indicated that they may not purchase additional product from the Company. Certain of the Company's competitors who have significantly greater financial and marketing resources than the Company are also trying to take advantage of the Company's financial position and are fueling the speculation about the Company's financial position. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

   Intellectual Property Rights--The Company regards its product as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its proprietary rights. Defense of intellectual property rights can be costly, and there can be no assurance that the Company will be able to effectively protect its technology from misappropriation by competitors.

   As the number of software products in the gaming industry increases and the functionality of these products further overlap, software developers and publishers or competitors may increasingly become subject to infringement claims. The Company may also become subject to infringement claims, with or without merit, that are brought by competitors who are motivated with a desire to disrupt the Company's business. The Company was notified by one of its competitors of a potential infringement claim during September of 1998 that resulted in the Company entering into a license and royalty agreement with the competitor and incurring an expense of $2,200,000. The Company was also notified in February 1999 that another of its new game titles might potentially infringe the same intellectual property rights and filed a lawsuit against this competitor seeking a declaration of noninfringement and invalidity of the competitor's patent. The competitor responded by filing a complaint against the Company alleging patent infringement. On March 16, 1999 the Company was unsuccessful in preventing the competitor from issuing a temporary restraining order that prevents the Company from shipping the disputed product until the injunction hearing that has been set for April 15, 1999 in Las Vegas. If the Company is unsuccessful in preventing the competitor from gaining an injunction until the patent trial is heard, the Company will be prevented from shipping the disputed product until such time as the patent trial is resolved. Management believes that the patent trial would be at least two to five months after the April 15 hearing. Although management believes that this claim is without merit and has received independent legal advice that supports this view, there can be no assurance that this dispute can be settled without incurring significant additional cost to the Company. Any such claims or litigation can be costly and result in a diversion of management's attention, which could have a material adverse on the Company's business and financial condition. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse affect on the Company's business, operating results and financial condition.

   Changing Legislative Environment--A number of Nevada gaming sources and competitors of the Company have disclosed during the first quarter of 1999 that they are aware of legislation that may be introduced into the 1999 session of the Nevada Legislature which could impact the Company's revenue and earnings from its installed base of participation machines in the Nevada market. The contemplated legislation may restrict or prohibit a gaming machine manufacturer from receiving a percentage of profits or revenue from a gaming machine placed on a casino floor in Nevada. Any such legislation, if passed in Nevada or other jurisdictions, would require the Company to review its business strategy of placing its premium products on a participation basis with casino operators and require it to end its practice of placing machines in casinos and sharing in the net win with the casino operators. Although no legislation has been introduced to date, any such legislation if implemented would have a material adverse impact on the Company's business, operating results and financial condition.

   The opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized historically has driven growth for demand in slot machines. However, in recent years, the legalization of gaming in new jurisdictions has been significantly reduced; therefore demand based on new openings will be largely limited to new projects in existing markets. Certain markets, which currently permit gaming, are contemplating legislation to limit, reduce or eliminate gaming. If successful such legislation could limit growth opportunities for the Company. As a result of these factors, there can be no assurance that the slot machine market will sustain the rate of growth that was possible in the first half of this decade.

   Rapidly Changing Technology--The Company's products utilize hardware components that have been developed primarily for the personal computer and multimedia industries. These industries are characterized by rapid technological change and product enhancements. The Company's ability to remain competitive and retain any technological lead may depend in part upon its ability to continually develop new slot machine games that take full advantage of the technological possibilities of state-of-the-art hardware. Should any current or potential competitor of the Company succeed in developing a competing software-based gaming platform, such competitor could be in a position to outperform the Company in its ability to exploit developments in microprocessor, video or other multimedia technology. The emergence of a suite of slot machine games that is superior to the

Company's in any respect could substantially diminish the Company's product sales and thereby have a material adverse effect on the Company's operating results.

   Dependence on Single-Source Suppliers--The Company currently obtains a number of its systems components from single-source suppliers. In particular the touchscreen and picture tube that comprise the video display are supplied by MircoTouch Systems, Inc. and Philips Display Components Company, respectively. The Company does not have long-term supply contracts with these suppliers but rather obtains these components on a purchase order basis. Although the design of these components is not unique or proprietary and the Company believes that it could identify alternative sources of supply, if necessary, there can be no assurance that the Company would be able to procure, substitute or produce such components without a significant interruption in its assembly process in the event that these single sources were unable to supply these components. Even where the Company has multiple sources of supply for a component, industry-wide component shortages, such as those that have occurred with various computer components, could significantly delay productivity, increase costs or both. The Company is also considering exclusive outsourcing arrangements whereby a single third party contract manufacturer will assemble all or a significant portion of new products that the Company is planning to introduce. The failure or delay by any supplier to furnish the Company with the required components or products would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7A

   Market Rate Disclosure: The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

   The Company has fixed rate long-term debt of approximately $40 million outstanding as at December 31, 1998 and a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the fair market value of this debt. The fair value of the Company's Senior Discount Notes may be lower than the recorded value, but the Company is unable to estimate the fair value at this time. Silicon Gaming, Inc. does not hedge any interest rate exposures.

Financial Information By Quarter (unaudited)

                                        Three Months Ended
                                -------------------------------------
                                March 31  June 30  Sept. 30  Dec. 31   Total Year
                                --------  -------  --------  --------  ----------
                                  (in thousands, except per share amounts)
1998:
  Sales........................ $ 4,026   $ 8,261  $  4,989  $  5,005   $ 22,281
  Net loss..................... $(6,764)  $(5,428) $(14,702) $(10,776)  $(37,670)
  Basic and diluted net loss
   per share(1)................ $ (0.51)  $ (0.39) $  (1.06) $  (0.77)  $  (2.75)
                                -------   -------  --------  --------   --------
1997:
  Sales........................ $    --   $ 1,665  $  2,847  $  5,038   $  9,550
  Net loss..................... $(4,662)  $(5,937) $ (6,344) $ (6,043)  $(22,986)
  Basic and diluted net loss
   per share(1)................ $ (0.48)  $ (0.58) $  (0.58) $  (0.51)  $  (2.16)
                                -------   -------  --------  --------   --------

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in the computation of basic and diluted net loss per share.

Item 8: Financial Statements and Supplementary Data

  Index to Financial Statements and Supplementary Data

                                                                          Page
     Financial Statements:                                                ----
     Consolidated Balance Sheets at December 31, 1998 and 1997...........  40
     Consolidated Statements of Operations for the years ended December
      31, 1998, 1997 and 1996............................................  41
     Consolidated Statements of Shareholders's Equity (Deficiency) for
      the years ended December 31, 1998, 19997 and 1996..................  42
     Consolidated Statements of Cash Flows for the years ended December
      31, 1998, 1997 and 1996............................................  43
     Notes to Consolidated Financial Statements..........................  44
     Independent Auditors' Report........................................  56

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                              SILICON GAMING, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                             ----------------
                                                              1997     1998
                                                             -------  -------
                           ASSETS
CURRENT ASSETS:
  Cash and equivalents...................................... $ 8,399  $16,352
  Short-term investments....................................     --     4,705
  Accounts receivable (net of allowances of $1,650 in 1998
   and $50 in 1997).........................................   5,340    4,930
  Inventories...............................................  12,024    6,335
  Investments to fund jackpot winners.......................     288      --
  Prepaids and other........................................   1,410    1,334
                                                             -------  -------
    Total current assets....................................  27,461   33,656
PROPERTY AND EQUIPMENT, NET.................................  12,922   13,669
OTHER ASSETS, NET...........................................   1,361    1,713
                                                             -------  -------
                                                             $41,744  $49,038
                                                             =======  =======
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable.......................................... $ 1,480  $ 3,151
  Accrued liabilities.......................................   8,154    2,983
  Deferred revenue..........................................   1,766    1,478
  Line of credit............................................   4,000      --
  Current portion of long-term obligations..................   1,289      285
                                                             -------  -------
    Total current liabilities...............................  16,689    7,897
OTHER LONG-TERM LIABILITIES.................................   2,032    1,007
LONG-TERM OBLIGATIONS.......................................  39,809   22,637
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473 shares
 authorized at December 31, 1998; shares outstanding:
 December 31, 1998--1,474,641; December 31, 1997--
 2,769,424..................................................   1,666    3,065
SHAREHOLDERS' EQUITY (DEFICIENCY): Common Stock, $.001 par
 value; 50,000,000 shares authorized; shares outstanding:
 December 31, 1998--14,242,313; December 31, 1997--
 13,149,737                                                   57,398   54,131
  Warrants..................................................   4,548    3,107
  Notes receivable from shareholders........................    (128)    (207)
  Accumulated deficit....................................... (80,270) (42,600)
  Accumulated other comprehensive income....................     --         1
                                                             -------  -------
    Total shareholders' equity (deficiency)................. (18,452)  14,432
                                                             -------  -------
                                                             $41,744  $49,038
                                                             =======  =======

                See Notes to Consolidated Financial Statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
REVENUE:
  Hardware........................................... $14,126  $ 7,636  $   --
  Software...........................................   4,657      567      --
  Participation......................................   3,498    1,347      --
                                                      -------  -------  -------
  Total revenue......................................  22,281    9,550      --

OPERATING EXPENSES:
  Cost of sales and related manufacturing expenses...  24,062   10,421    2,458
  Research and development...........................  11,853    9,283    7,030
  Selling, general and administrative................  18,375   12,830    5,045
                                                      -------  -------  -------
  Total costs and expenses...........................  54,290   32,534   14,533
                                                      -------  -------  -------
    Loss from operations.............................  32,009   22,984   14,533
  Interest income....................................    (618)  (1,238)  (1,016)
  Interest expense...................................   6,261    1,240       84
  Other (income) expense--net........................      18      --        33
                                                      -------  -------  -------
NET LOSS                                              $37,670  $22,986  $13,634
                                                      =======  =======  =======
BASIC AND DILUTED NET LOSS PER SHARE                  $  2.75  $  2.16  $  2.54
                                                      =======  =======  =======
SHARES USED IN COMPUTATION                             13,696   10,666    5,364
                                                      =======  =======  =======



                See Notes to Consolidated Financial Statements.

                              SILICON GAMING, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY )
                      (In thousands, except share amounts)

                                                           Notes                  Accumulated
                             Common Stock                Receivable                  Other
                          -------------------               From     Accumulated Comprehensive
                            Shares    Amount   Warrants Shareholders   Deficit      Income      Total
                          ----------  -------  -------- ------------ ----------- ------------- --------
BALANCES, January 1,
 1996...................   2,737,989  $    84   $   25     $ (75)     $ (5,980)      $ --      $ (5,946)
Options exercised for
 cash and notes
 receivable.............     870,979      155               (152)                                     3
Collection of notes
 receivable.............                                       1                                      1
Repurchase of Common
 Stock and cancellation
 of notes receivable....     (39,780)      (5)                 5                                    --
Common Stock issued to
 vendors for services...      10,568       11                                                        11
Conversion of Redeemable
 Preferred Stock in
 conjunction with
 initial public
 offering...............   3,528,349   16,748                                                    16,748
Common Stock issued
 pursuant to initial
 public offering in July
 1996, net of costs of
 $3,895.................   3,500,000   32,855                                                    32,855
Other comprehensive
 income (loss)..........                                                                23
Net loss and
 comprehensive net
 loss...................                                               (13,634)                 (13,611)
                          ----------  -------   ------     -----      --------       -----     --------
BALANCES, December 31,
 1996...................  10,608,105   49,848       25      (221)      (19,614)         23       30,061
Options exercised for
 cash...................      49,083      200                                                       200
Collection of notes
 receivable.............                                      14                                     14
Employee stock purchase
 plan issuances.........      99,894      696                                                       696
Repurchase of Common
 Stock..................     (17,377)      (3)                                                       (3)
Conversion of Series A1
 Redeemable Preferred
 Stock..................   1,219,032    1,371                                                     1,371
Conversion of Series B1
 Redeemable Preferred
 Stock..................   1,191,000    2,019                                                     2,019
Warrants issued in
 conjunction with Senior
 Notes..................                         3,082                                            3,082
Other comprehensive
 income (loss)..........                                                               (22)
Net loss................                                               (22,986)                 (23,008)
                          ----------  -------   ------     -----      --------       -----     --------
BALANCES, December 31,
 1997...................  13,149,737   54,131    3,107      (207)      (42,600)          1       14,432
Options exercised for
 cash...................      97,400      217                                                       217
Collection of notes
 receivable.............                                      75                                     75
Employee stock purchase
 plan issuances.........     151,808      935                                                       935
Repurchase of Common
 Stock..................     (54,130)      (6)                 4                                     (2)
Net exercise of
 warrants...............      34,309       25      (25)
Conversion of Series A1
 Redeemable Preferred
 Stock..................     113,189      128                                                       128
Conversion of Series B1
 Redeemable Preferred
 Stock..................     750,000    1,271                                                     1,271
Warrants issued in
 conjunction with Senior
 Notes..................                         1,466                                            1,466
Stock compensation
 arrangements...........                  697                                                       697
Net loss................                                               (37,670)
Other comprehensive
 income (loss)..........                                                                (1)
Comprehensive loss......                                                                        (37,671)
                          ----------  -------   ------     -----      --------       -----     --------
BALANCES, December 31,
 1998...................  14,242,313  $57,398   $4,548     $(128)     $(80,270)      $ --      $(18,452)
                          ==========  =======   ======     =====      ========       =====     ========

                See Notes to Consolidated Financial Statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................  $(37,670) $(22,986) $(13,634)
 Reconciliation to net cash used in operating
  activities:
 Depreciation and amortization...................     4,700     2,623       668
 Accrued interest................................     3,594       672       --
 Provision for bad debt..........................     1,600        50       --
 Accretion of debt discount......................     1,905       359       --
 Deferred rent...................................       213       202       133
 Stock compensation..............................       697       --        --
 Common and Preferred Stock issued for
  services.......................................       --        --        261
 Loss (gain) on disposal of property.............       (35)      --         33
 Changes in assets and liabilities:
  Accounts receivable............................    (2,010)   (4,980)
  Inventories....................................    (5,689)   (5,858)     (477)
  Prepaids and other.............................       (64)     (133)     (520)
  Participation units............................      (361)   (5,325)      --
  Accounts payable...............................    (1,671)    1,993       788
  Deferred revenue...............................       288     1,478       --
  Accrued liabilities............................     2,389     1,996       748
                                                   --------  --------  --------
   Net cash used in operating activities.........   (32,110)  (29,909)  (12,000)
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment...........    (3,271)   (7,817)   (3,013)
 Proceeds from sale of assets....................       127       --          7
 Purchases of short-term investments.............       --     (6,725)  (14,310)
 Sales and maturities of short-term investments,
  net............................................     4,704    11,681     4,650
 Other assets, net...............................      (315)     (216)        9
                                                   --------  --------  --------
   Net cash provided by (used in) investing
    activities...................................     1,245    (3,077)  (12,657)
                                                   ========  ========  ========
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing and issuance of
  warrants, net of costs.........................    14,950    23,055       --
 Sale of Common Stock, net.......................     1,146       893    32,858
 Sale of Redeemable Convertible Preferred Stock,
  net of issuance costs..........................       --        --     14,457
 Collection of note receivable...................        79        14         1
 Proceeds from notes payable.....................     3,586       --        --
 Repayment of notes payable......................      (564)      --        --
 Proceeds from line of credit....................     4,000       --        --
 Proceeds from sale/leaseback of property and
  equipment......................................       --        --        667
 Repayment of capital lease obligation...........      (285)     (207)     (142)
                                                   --------  --------  --------
   Net cash provided by financing activities.....    22,912    23,755    47,841
                                                   --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..    (7,953)   (9,231)   23,184
CASH AND EQUIVALENTS:
 Beginning of period.............................    16,352    25,583     2,399
                                                   --------  --------  --------
 End of period...................................  $  8,399  $ 16,352  $ 25,583
                                                   ========  ========  ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION--
 Cash paid during the period for interest........  $    360  $    106  $     70
                                                   ========  ========  ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of Common and Preferred Stock for notes
  receivable.....................................  $    --   $    --   $    152
                                                   ========  ========  ========
 Issuance of Common Stock warrants...............  $  1,466  $  3,082  $    --
                                                   ========  ========  ========
 Conversion of Preferred Stock to Common Stock...  $  1,399  $  3,390  $ 16,748
                                                   ========  ========  ========
 Net exercise of Common Stock warrants...........  $     25  $    --   $    --
                                                   ========  ========  ========

                See Notes to Consolidated Financial Statements.

                             SILICON GAMING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Business--Silicon Gaming, Inc. (the "Company") was incorporated on July 27, 1993 to develop and market innovative gaming devices through the use of advanced multimedia and interactive technologies.

   Basis of Presentation--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses every year since its inception and at December 31, 1998 had an accumulated deficit of $80,270,000 of a shareholders' deficiency of $18,452,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. As of December 31, 1998 the Company was not in compliance with the terms of its line of credit and had overdrawn its credit facility by $1,457,000, and its cash and equivalents had decreased to $8,399,000. Based on historical levels of cash useage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's workforce by approximately 20% and cuts in expenditures across the Company.The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by an additional 40% and made additional cuts to operating expenses.Management also announced in March 1999 the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manfacturing facility (see Note 11). Management is currently attempting to renegotiate the terms of its line of credit with its bank so that additional funds will become available to the Company. Management is also reviewing financing and other strategic alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels and sale of all or part of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to proposed new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Consolidation--The consolidated financial statements include the Company and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

   Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents--The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   Short-term Investments--Short-term investments represent debt securities which are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing the unrealized holding gains and losses are recorded as a separate component of shareholders' equity until realized. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

   Investments to Fund Jackpot Winners--The Company maintains interest-bearing deposits which are restricted to meet its obligations for making payments to jackpot winners from the Company's wide-area progressive system. When a jackpot is won, the Company will use these proceeds to purchase investments or

                             SILICON GAMING, INC.

annuities to meet its periodic payment obligations, or will offer the customer funds equivalent to the present value of the jackpot prize.

   Fair Value of Financial Instruments--The estimated fair value of the Company's financial instruments, which include cash equivalents, short-term investments, and investments to fund jackpot winners, approximate their carrying value. The fair value of the Company's Senior Discount Notes may be lower than the recorded value but the Company is unable to determine the fair value at this time.

   Inventories--Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market on a first-in, first-out basis.

   Property and Equipment--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives between eighteen months and seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the asset's useful life. The Company places gaming machines and related equipment in customer locations on its participation program or under its wide-area progressive system and receives a portion of the net win from each machine. Depreciation of units under such arrangements is the greater of the ratio that current gross revenue bears to total anticipated revenue for such unit or straight-line over three years. Ancillary gaming equipment such as signs and chairs are depreciated over an eighteen-month period.

   Revenue Recognition--Revenue from hardware units and non-renewable software licenses is recognized upon acceptance by the customer after completion of a trial period, or upon shipment of the hardware. Renewable software licenses are recognized ratably over the license period. Amounts due the Company under revenue participation plans with its customers and from the wide-area progressive systems are recognized ratably based on the Company's share of gaming machine play.

   Concentration of Credit Risk--Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. The Company invests only in high credit quality short-term debt. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. At December 31, 1998, two customers accounted for 16% and 13% of accounts receivable. A significant portion of the Company's revenues are concentrated with a small number of strategic customers. For the year ended December 31, 1998, two customers accounted for 11% and 10% of revenue and the Company's top 10 customers represented 67% of revenue. In 1997 three different customers accounted for 27%, 12% and 12% of revenue.

   Research and Development Expenses--Research and development expenses are charged to operations as incurred. In connection with the Company's product development efforts, it develops software applications which are integral to the operation of the product. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility and/or development of the related hardware.

   Income Taxes--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach for financial reporting of income taxes.

   Jackpot Liabilities--Under the Company's wide-area progressive system, the Company receives a percentage of the amount played on the system to fund the related jackpot payments. Jackpot liabilities in the amount of the present value of the jackpot are recorded concurrently with the recognition of the related revenue. At December 31, 1998, jackpot liabilities representing amounts accrued for jackpots not yet won that are contractual obligations of the Company are included in Accrued liabilities. The Company is required to maintain cash and investments relating to wide-area progressive liabilities in separate accounts.

                             SILICON GAMING, INC.

   Stock-based Compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 Accounting for Stock Issued to Employees ("APB 25"). The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"), which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1995.

   Net Loss Per Share--During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Common share equivalents including stock options, warrants and Redeemable Convertible Preferred Stock have been excluded for all periods presented, as their effect would be antidilutive.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1998    1997    1996
                                                       ------- ------- -------
   Net Loss (Numerator):
   Net loss, basic and diluted........................ $37,670 $22,986 $13,634
                                                       ======= ======= =======
   Shares (Denominator):
   Weighted average common shares outstanding.........  14,047  11,418   6,433
   Weighted average common shares outstanding subject
    to repurchase.....................................     351     752   1,069
   Shares used in computation, basic and diluted......  13,696  10,666   5,364
                                                       ======= ======= =======
   Net Loss Per Share, Basic and Diluted.............. $  2.75 $  2.16 $  2.54
                                                       ======= ======= =======

   Recently Issued Accounting Standard--In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. For the year ended December 31, 1998, the Company operated in one business segment.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Adoption of this standard has no impact upon the Company's consolidated financial position, results of operations or cash flows as the Company does not currently have any derivative financial instruments covered by this standard.

                             SILICON GAMING, INC.

   Reclassifications--Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Short-term investments

   Short-term investments consist of the following securities:

                                                         Unrealized Unrealized
                                        Amortized Market  Holding    Holding
     December 31, 1997:                   Cost    Value    Gains      Losses
     ------------------                 --------- ------ ---------- ----------
                                                    (in thousands)
     Available-for-sale corporate debt
      securities.......................  $4,704   $4,705    $ 2        $ 1
                                         ======   ======    ===        ===

   Realized gains or losses on sales of available-for-sale securities for the year ended December 31, 1998 were not significant. The cost of securities sold is based on the specific identification method. Fair values are based on quoted market prices obtained from independent brokers. Available-for-sale investments have been classified as current assets as all maturities are within one year.

3. Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                   December 31,
                                                                  --------------
                                                                   1998    1997
                                                                  ------- ------
                                                                  (In thousands)
     Raw materials............................................... $ 4,294 $3,028
     Work in process.............................................      93    468
     Finished goods..............................................   7,637  2,839
                                                                  ------- ------
                                                                  $12,024 $6,335
                                                                  ======= ======

   Finished goods includes completed finished goods and units on trial.

4. Property and equipment

   Property and equipment consists of:

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
                                                               (In thousands)
     Furniture, fixtures and office equipment................. $ 1,586  $ 1,375
     Computer equipment.......................................   9,292    7,158
     Manufacturing equipment..................................   1,954    1,425
     Gaming machines & equipment..............................   6,230    5,869
     Leasehold improvements...................................   1,445    1,140
                                                               -------  -------
                                                                20,507   16,967
     Accumulated depreciation and amortization................  (7,585)  (3,298)
                                                               -------  -------
                                                               $12,922  $13,669
                                                               =======  =======

   Included in property and equipment at December 31, 1998 and 1997 are assets leased under capital leases of $1,000,000 net of accumulated depreciation of $792,000 and $702,000 as of December 31, 1998 and 1997, respectively. Gaming machines and equipment include 160 units of wide-area progressive machines. In January, 1999, 142 of these machines were returned to the Company following a decision by management to modify the initial game that was released on the wide-area progressive system.

                             SILICON GAMING, INC.

5. Accrued liabilities

   Accrued liabilities consists of:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
     Accrued compensation benefits............................... $  958 $1,330
     Accrued inventory related costs.............................  1,100    --
     Accrued royalties...........................................  1,811    --
     Accrued interest expense....................................  2,782    --
     Other accrued liabilities...................................  1,503  1,653
                                                                  ------ ------
                                                                  $8,154 $2,983
                                                                  ====== ======

6. Leases

   The Company leases its facilities under noncancellable operating lease agreements. The accompanying statements of operations reflect rent expense on a straight-line basis over the term of the leases. The difference between straight-line rent expense and actual cash payments is recorded as deferred rent.

   Future minimum operating commitments at December 31, 1998 are as follows:

                                                                    Operating
                                                                      Leases
                                                                  --------------
                                                                  (in thousands)
     1999........................................................     $1,252
     2000........................................................      1,254
     2001........................................................      1,266
     2002........................................................      1,292
     2003........................................................        979
     Thereafter..................................................      2,126
                                                                      ------
     Total minimum lease payments................................     $8,169
                                                                      ======

   Rent expense (including prorated common area maintenance charges and utilities) for the years ended December 31, 1998, 1977 and 1996 was $1,310,000, $975,000 and $469,000, respectively.

7. Borrowing arrangements

   In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (7.75% at December 31, 1998) plus 1%. As of December 31, 1998 the Company had $4,000,000 outstanding under this agreement. The line of credit agreement requires the Company to comply with certain financial covenants. As of December 31, 1998 the Company was not in compliance with certain covenants related to working capital and minimum quarterly net income and had overdrawn funds based on eligible accounts receivable by $1,457,000. The bank has subsequently collected the overdrawn funds from the Company.

                             SILICON GAMING, INC.

   Borrowing arrangements consist of the following (in thousands):

                                                             December 31,
                                                            ----------------
                                                             1998     1997
                                                            -------  -------
     Senior Discount Notes ($47.25 million and $30 million
      principal obligation, respectively).................. $37,716  $22,277
     Capital lease obligations.............................     360      645
     Other long-term obligations...........................   3,022      --
                                                            -------  -------
                                                             41,098   22,922
     Current obligation....................................  (1,289)    (285)
                                                            -------  -------
     Long-term portion..................................... $39,809  $22,637
                                                            =======  =======

   Future minimum debt commitments at December 31, 1998 are as follows (in thousands):

                                        Senior           Other Long
                                       Discount  Capital    Term
                                        Notes    Leases  Obligations Total Debt
                                       --------  ------- ----------- ----------
     1999............................  $  2,953   $327     $1,308     $  4,588
     2000............................     5,906     56      1,308        7,270
     2001............................    13,906    --         890       14,796
     2002............................    45,633    --         229       45,862
     2003............................       --     --         --           --
     Thereafter......................       --     --         --           --
                                       --------   ----     ------     --------
       Total minimum payments........    68,398    383      3,735       72,516
     Amount representing interest or
      future discount................   (30,682)   (23)      (713)     (31,418)
                                       --------   ----     ------     --------
     Present value of debt payments..    37,716    360      3,022       41,098
     Current portion.................       --     305        984        1,289
                                       --------   ----     ------     --------
     Long-term portion...............  $ 37,716   $ 55     $2,038     $ 39,809
                                       ========   ====     ======     ========

   On September 30, 1997, the Company completed the private placement of $30 million principal obligation Senior Discount Notes (the "1997 Notes") due September 30, 2002. In July, 1998 the Company sold an additional $17.25 million principal amount to the same Investors (the "1998 notes"). Commencing January 1, 1999 the Notes bear interest at 12.5% per annum, payable semi-annually. The Company is required to redeem $8 million in principal on September 30, 2001. The Company is permitted to raise additional proceeds from debt or equity securities of up to $40 million before mandatory redemption of the Notes. The Notes are callable at the option of the Company at any time, with an initial redemption price of 93.13% of the aggregate amount as of December 31, 1998, increasing to 100% over 9 months. In connection with the offerings, purchasers of the 1998 Notes were issued warrants to purchase 250,000 shares of the Company's Common Stock at a per share price of $8.00. Additionally, the exercise price of the 375,000 warrants issued in connection with the September 1997 $30 million Senior Discount Notes was also adjusted from a per-share price of $15.4375 to a per-share price of $8.00. The value ascribed to the warrants and to the repricing of the September 1997 warrants was $1,466,000. Gross proceeds to the Company before fees and expenses were $25 million in 1997 and $15 million in 1998. The resulting debt discount of $11,798,250 is being accreted as an addition to interest expense over the term of the Notes using the effective interest method. Offering costs of $1,945,000 in 1997 and $50,000 in 1998 are included in other assets and are being amortized as an adjustment to interest expense over the term of the Notes. The Notes require the Company to comply with certain financial covenants with which the Company was in compliance as of December 31, 1998.

                             SILICON GAMING, INC.

   In June 1998, the Company entered into a secured equipment loan with available credit of up to $3 million. Borrowings bear interest at 14% per annum for a term of 42 months. As of December 31, 1998, the Company had $1,562,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of December 31, 1998.

   In March 1998, the Company entered into a secured equipment term loan with available credit up to $2 million. Borrowings bear interest at 11% per annum for a term of 36 months. As of December 31, 1998 the Company had $1,698,000 outstanding under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of December 31, 1998.

8. Redeemable convertible preferred stock

   At December 31, 1998, the Company had the following shares of Nonvoting Redeemable Convertible Preferred Stock outstanding:

                                                                   Amount, net
                                                        Shares      of notes
                                                      Outstanding  receivable
                                                      -----------  -----------
                                                       (In thousands, except
                                                           share and per
                                                          share amounts)
   Series A1:
     Conversion of Series A to Series A1 in 1996.....  1,998,332      1,499
     Conversion to 1,219,032 shares of Common Stock
      in 1997........................................ (1,828,549)    (1,371)
     Conversion to 113,189 shares of Common Stock in
      1998...........................................   (169,783)      (128)
                                                      ----------     ------
                                                             --         --
                                                      ----------     ------
   Series B1:
     Conversion of Series B to Series B1 in 1996.....  4,386,141      4,956
     Conversion to 1,191,000 shares of Common Stock
      in 1997........................................ (1,786,500)    (2,019)
     Conversion to 750,000 shares of Common Stock in
      1998........................................... (1,125,000)    (1,271)
                                                      ----------     ------
                                                       1,474,641      1,666
                                                      ==========     ======
   Total Balance, December 31, 1998..................  1,474,641     $1,666
                                                      ==========     ======

   Significant terms of the Series A1 and B1 Redeemable Convertible Preferred Stock are as follows:

   Each share is convertible into .6667 shares of Common Stock (subject to adjustment for anti-dilution) at the election of the holder upon at least 75 days notice to the Company.

   Shares have no voting rights except as required by law.

   At any time after August 2000, the holders of a majority of the then outstanding shares of Redeemable Convertible Preferred Stock may require the Company to redeem for cash the Preferred Shares outstanding over a three-year period at a per-share purchase price equal to the original issue price (subject to certain anti-dilution adjustments) plus all declared but unpaid dividends on such shares. The Company shall redeem the shares of Redeemable Convertible Preferred Stock ratably from the Preferred Shareholders of record on that date.

   Dividends may be declared at the discretion of the Board of Directors and are noncumulative. To the extent declared, dividends of $.075 per share for Series A1 and $.114 per share for Series B1 must be paid prior to any dividends on Common Stock. No dividends have been declared through December 31, 1998.

                             SILICON GAMING, INC.

   In the event of liquidation, dissolution or winding up of the Company, the Preferred Shareholders shall receive the initial issue price per share plus all declared but unpaid dividends. If the assets and funds to be distributed are insufficient to permit full payment, then the funds shall be distributed on a pro rata basis. Upon completion of this distribution, the holders of the Common Stock will receive a pro rata distribution of any remaining assets of the Company.

   Holders of the Redeemable Convertible Preferred Stock have certain registration rights.

9. Common stock

   During 1996, the Board of Directors adopted, and the shareholders approved, an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. At December 31, 1998, Common Stock was reserved for issuance as follows:

   Conversion of outstanding Redeemable Convertible Preferred
    Stock..........................................................   983,143
   Issuable under stock purchase warrants..........................   919,443
   Stock Option Plans.............................................. 2,857,324
   Employee Stock Purchase Plans...................................   498,298
                                                                    ---------
                                                                    5,258,208
                                                                    =========

Common Stock Offering

   In August 1996, the Company completed an initial public offering of 3,500,000 shares of Common Stock at a price of $10.50 per share. Concurrent with the initial public offering, all outstanding shares of Series A, B and C Redeemable Convertible Preferred Stock were automatically converted into 3,528,349 shares of Common Stock. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses, were $32,855,000.

Warrants

   During 1998, the Company issued warrants to purchase 250,000 shares of Common Stock at $8.00 per share in conjunction with the issuance and sale of the Company's 1998 Senior Discount Notes (See Note 7). These warrants expire on September 30, 2002. During 1997, the Company issued warrants to purchase 375,000 shares of Common Stock at $15.4375 per share in conjunction with the issuance and sale of the Company's 1997 Senior Discount Notes (see Note 7). These warrants were repriced to $8.00 per share in connection with the issuance of the Company's 1998 Senior Discount Notes. The warrants expire on September 30, 2002. During 1996, the Company issued warrants to certain financial advisors in connection with its Series C Redeemable Convertible Preferred Stock financing. These warrants are exercisable for 116,666 shares of Common Stock at an exercise price of $7.50 per share and expire in 2001. In connection with the initial public offering, the Company issued 5-year warrants to purchase an aggregate of 177,777 shares of Common Stock to other financial advisors at an exercise price of $12.60 per share.

   In October 1995 the Company obtained a lease line of credit and granted the leasing company a 5-year warrant to purchase 40,936 shares of Common Stock at a price of $1.71 per share; such warrant was net-exercised by the holder in March, 1998.

Stock Option Plans

   Under the 1994 Stock Option Plan (the "1994 Option Plan"), the Company may grant incentive or nonstatutory stock options up to 3,892,655 shares of Common Stock to employees, directors and consultants at prices not less than fair market value for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options generally expire five to ten years from the date of grant. Options

                             SILICON GAMING, INC.

normally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter and may be exercised at any time, subject to the Company's right to repurchase unvested shares at the original exercise price upon termination.

   In 1996, the Board of Directors adopted the 1996 Outside Directors Stock Option Plan (the "Directors Plan"). Under this plan, non-employee directors of the Company are automatically granted initial options to purchase 15,000 shares of Common Stock and additional options to purchase 5,000 shares of Common Stock in each subsequent year that such person remains a director of the Company. Options under the Directors Plan have an exercise price equal to fair market value at the grant date, vest ratably over three years and expire ten years from the date of grant. The number of shares authorized under this plan is 200,000.

   In 1997, the Board of Directors adopted the 1997 Nonstatutory Stock Option Plan (the "1997 Option Plan"). Under this plan, the Company may grant nonstatutory stock options for up to 390,000 shares of Common Stock to employees and consultants at prices not less than 85% of fair market value on the effective date of the grant. These options generally expire ten years from the date of grant and are immediately exercisable.

   The Company repriced outstanding options to purchase 1,013,202 shares to $9.125, the current market price on January 9, 1998. The Company subsequently repriced outstanding options to purchase 1,615,505 shares to $4.00, the current market price on September 11, 1998. In connection with the September 11, 1998 option repricing, employees were restricted from exercising options for a period of six months from the date of the repricing. Otherwise the options retain all other original terms. In addition, on December 1, 1998, the Company repriced 75,000 options to the Company's acting Chief Executive Officer from $6.00 to $1.875. The fair value of this grant after repricing was estimated to be $371,000. The Company recorded compensation expense of $326,000 during the third quarter of 1998 in connection with severance packages to former management of the Company. All of the above repriced options are shown as cancelled and regranted in the following table.

   Option activity under the 1994 Option Plan, Directors Plan, and 1997 Option Plan is as follows:

                                                                   Weighted
                                                      Number       Average
                                                    of Shares   Exercise Price
                                                    ----------  --------------
     Outstanding, January 1, 1996..................    725,667       0.14
     Granted (weighted average fair value of
      $2.59).......................................  1,020,063       5.34
     Exercised.....................................   (870,979)      0.18
     Cancelled.....................................    (39,348)      2.22
                                                    ----------      -----
     Outstanding, December 31, 1996................    835,403       6.35
     Granted (weighted average fair value of
      $7.49).......................................  1,150,385      15.02
     Exercised.....................................    (49,083)      4.13
     Cancelled.....................................    (39,529)     12.01
                                                    ----------      -----
     Outstanding, December 31, 1997................  1,897,176      11.36
     Granted (weighted average fair value of
      $4.29).......................................  3,759,563       5.85
     Exercised.....................................    (97,400)      2.23
     Cancelled..................................... (3,605,166)      9.84
                                                    ----------      -----
     Outstanding, December 31, 1998................  1,954,173      $4.09
                                                    ==========      =====

                             SILICON GAMING, INC.

   Additional information regarding options outstanding as of December 31, 1998, is as follows:

                    Options Outstanding Options Exercisable

                                               Weighted
                                   Number       Average   Weighted    Number     Weighted
                                 Outstanding   Remaining  Average   Exercisable  Average
                                    as of     Contractual Exercise     as of     Exercise
     Range of Exercise Prices   Dec. 31, 1998 Life (yrs)   Price   Dec. 31, 1998  Price
     ------------------------   ------------- ----------- -------- ------------- --------
     $  0.105 -- $  1.500....       128,995      7.23      $ 1.38      128,995    $ 1.38
     $  1.875 -- $  1.875....       326,037      9.85        1.88      326,037      1.88
     $  2.375 -- $  3.750....        40,250      9.74        3.33       40,250      3.33
     $  4.000 -- $  4.000....     1,295,457      8.62        4.00    1,295,457      4.00
     $  4.250 -- $  9.375....        42,334      5.30        6.96       26,222      5.47
     $ 10.500 -- $ 10.500....        45,000      7.58       10.50       36,249     10.50
     $ 11.750 -- $ 11.750....         1,100      8.38       11.75        1,100     11.75
     $ 12.250 -- $ 12.250....        15,000      1.39       12.25        7,914     12.25
     $ 14.500 -- $ 14.500....        45,000      8.29       14.50       45,000     14.50
     $ 18.750 -- $ 18.750....        15,000      8.18       18.75        8,750     18.75
                                  ---------      ----      ------    ---------    ------
     $  0.105 -- $ 18.750....     1,954,173      8.59      $ 4.09    1,915,974    $ 3.94

   At December 31, 1998, 674,651, 105,000, and 123,500 shares were available for future grants under the 1994 Option Plan, Directors Plan, and 1997 Option Plan respectively. At December 31, 1998, 153,547 shares exercised were subject to repurchase. As of December 31, 1997 and 1996, 1,826,896 and 835,403 shares respectively were exercisable with a weighted average exercise price of $11.27 and $6.35, respectively.

Employee Stock Purchase Plan

   In 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). Under the 1996 Purchase Plan, eligible employees are permitted to purchase shares of Common Stock through salary withholding at a price equal to 85% of the lower of the market value of the stock at the beginning of the 24-month offering period or the end of each six-month purchase period, subject to certain limitations. Due to insufficient shares remaining in the 1996 Purchase Plan, in 1998 the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan"). Under the 1998 Purchase Plan, eligible employees are permitted to purchase shares of Common Stock through salary withholding at a price equal to 85% of the lower of the market value of the stock at the beginning or the end of the 6-month offering period, subject to certain limitations. At December 31, 1998, 251,702 shares had been issued under both of the Purchase Plans and 498,298 shares were reserved for further issuance. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $3.73, $3.52 and $2.66, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of one year for all years; expected interest rate of 5.7%, 6.2% and 5.4% for 1998, 1997 and 1996, respectively; expected volatility of 75% in 1998, 65% in 1997 and 39.2% subsequent to the initial public filing in July 1996; and no dividends during the expected term.

Additional Stock Plan Information

   As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

                             SILICON GAMING, INC.

   SFAS 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's stock option calculations were made using the minimum and Black-Scholes option pricing models with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 75% in 1998, 65% in 1997 and 39.2% subsequent to the initial public filing in July 1996; risk-free interest rates, 5.7% in 1998, 6.2% in 1997, and 6.7% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards (including awards under the Purchase Plan) had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $44,673,000 ($3.26 loss per share) in 1998, $26,815,000 ($2.51 loss per share) in 1997, and $14,345,000 ($2.68 loss per share) in 1996.

10. Income taxes

   The Company has had losses since inception and therefore has not provided for income taxes.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, 1998 and 1997 are as follows:

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
                                                               (in thousands)
     Net deferred tax assets:
       Net operating losses................................... $25,596  $15,696
       Research and development credits.......................   1,140      963
       Capitalized research and development costs.............     895      480
       Accruals deductible in different periods...............   4,204      881
       Depreciation and amortization..........................    (250)    (415)
                                                               -------  -------
                                                                31,585   17,605
     Valuation allowance...................................... (31,585) (17,605)
                                                               -------  -------
     Total.................................................... $    --  $    --
                                                               =======  =======

   Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, the Company has fully reserved its net deferred tax assets as of December 31, 1998 and 1997, respectively.

   At December 31, 1998, the Company had net operating loss carryforwards of approximately $69,100,000 and $35,800,000 for federal and state income tax purposes, respectively. These carryforwards begin to expire in 2000. Net operating losses of approximately $950,000 for federal and state tax purposes attributable to the tax benefit relating to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options are excluded from the components of deferred income tax assets. The tax benefits associated with this net operating loss will be recorded as an adjustment to shareholders' equity when the Company generates taxable income.

                             SILICON GAMING, INC.

   The Company also has research and development credit carryforwards of approximately $815,000 and $720,000 available to offset future federal and state income taxes, respectively, as of December 31, 1998. These carryforwards begin to expire in 2010.

   The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. As of March 31, 1998, approximately $4 million of the Company's net operating loss carryforwards was subject to such limitation and is dependent on the Company's future profitability and the utilization of its net operating loss carryforwards over a period of time.

11. Subsequent events

   In February 1999 the Company filed a complaint against International Game Technology, Inc. (IGT) seeking a declaration of noninfringement and invalidity of US Patent no. 5,823,873, describing a method of playing electronic video poker games. The suit was originally filed in the United States District Court for the Northern District of California, as a result of threat of litigation by IGT. IGT responded by filing a complaint in the District of Nevada alleging infringement of the same patent. As that case has been transferred from Reno to be heard in Las Vegas, the Company intends to dismiss the California action and pursue its claims against IGT in the Las Vegas case. On March 16, 1999 the Company was unsuccessful in preventing IGT from issuing a temporary restraining order that prevents the Company from shipping the disputed product until the injunction hearing that has been set for April 15, 1999 in Las Vegas. If the Company is unsuccessful in preventing IGT from gaining an injunction until the patent trial is heard, the Company will be prevented from shipping the disputed product until such time as the patent trial is resolved. Management believes that the patent trial would be at least two to five months after the April 15 hearing. The claims in the lawsuit relate to a game that the Company released in February 1999 called Multi-Draw Poker. The Company's management strongly denies the assertions of infringement and in the litigation has asked the court to rule that its game does not infringe. The costs of defending this suit may be substantial and may require significant amounts of senior management time, and an adverse result in such litigation could materially and adversely affect the Company's liquidity and capital resources. No adjustments have been made in the accompanying consolidated financial statements relating to this litigation.

   On March 12, 1999 the Company announced the closure of its Mountain View California-based manufacturing operations and the relocation of its manufacturing activities to its Las Vegas, Nevada, facility. The Company also announced the elimination of 66 positions or 40% of the Company's workforce. In connection with the elimination of positions, the Company offered 225,000 fully-vested shares to these employees as part of their severance. The Company also has granted additional options to purchase 2,565,000 shares of common stock to remaining employees and consultants during March, 1999.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Silicon Gaming, Inc.:

   We have audited the accompanying consolidated balance sheets of Silicon Gaming, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Gaming, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company's recurring losses from operations and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

San Jose, California
January 29, 1999
(March 12, 1999
 as to Note 11)

                                   PART III

   Portions of the information required by Part III of Form 10-K are incorporated by reference to portions of the Company's definitive Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file not more than 120 days after the end of the fiscal year covered by this Report.

Item 10: Directors and Executive Officers of the Registrant

   The information set forth in the Proxy Statement under the captions "Proposal One--Election of Directors-Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed in connection with its 1999 annual meeting of shareholders (the "Proxy Statement") and the information set forth in Item I of this Report under the caption "Executive Officers" is incorporated herein by reference.

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

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this Form 10-K:

     (1) Consolidated Financial Statements. See the Index to Consolidated Financial Statements and Supplementary data at page 39 of this Form 10-K.

     (2) Financial Statement Schedule.

     Schedule II - Valuation and Qualifying Accounts and Reserves

     (3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Report.

   (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in the City of Palo Alto, County of Santa Clara, State of California, on the 31st day of March, 1999.

                                          Silicon Gaming, Inc.

                                          By /s/ David S. Morse
                                          _____________________________________
                                                     David S. Morse
                                                  Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

/s/ David S. Morse                   Chairman of the Board           March 31, 1999
____________________________________
   David S. Morse

/s/ Andrew S. Pascal                 President, Chief Executive      March 31, 1999
____________________________________ Officer, Acting Chief
   Andrew S. Pascal                  Financial Officer (Principal
                                     Financial and Accounting
                                     Officer) and director

/s/ William Hart                     Director                        March 31, 1999
____________________________________
   William Hart

/s/ Kevin R. Harvey                  Director                        March 31, 1999
____________________________________
   Kevin R. Harvey

/s/ Thomas J. Volpe                  Director                        March 31, 1999
____________________________________
   Thomas J. Volpe

                                                                     Schedule II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        For the Years Ended December 31,
                             (dollars in thousands)

                                                  Additions
                                                   charged
                                       Balance at to costs              Balance
                                       beginning     and                at end
Description                            of period  expenses  Deductions of period
-----------                            ---------- --------- ---------- ---------
Year ended December 31, 1998:
  Allowance for doubtful accounts.....    $ 50     $1,600      $ --     $1,650
Year ended December 31, 1997:
  Allowance for doubtful accounts.....    $ --     $   50      $ --     $   50
Year ended December 31, 1996:
  Allowance for doubtful accounts.....    $ --     $   --      $ --     $   --

                               INDEX TO EXHIBITS

  Exhibit  Description
  -------  -----------
  3.1 (1)  Amended and Restated Articles of Incorporation of the Registrant.

  3.2 (3)  Bylaws of the Registrant.

  4.1 (5)  Amendment No. 1 to Securities Purchase Agreement, by and between the
            Company B III Capital Partners, L.P., a Delaware limited partnership dated as of July 8, 1998.

  4.2 (5) Form of Senior Discount Notes (Series B) due September 30, 2002 dated as of July 8, 1998.

  4.3 (5)  Registration Rights Agreement dated July 8, 1998, by and between the
            Company and B III Capital Partners, L.P., a Delaware limited partnership.

  4.4 (5)  Amended and Restated Warrant Agreement including Form of Common
            Stock Purchase Warrant Certificate No. W-2 dated as of July 8,
            1998, by and between the Company and B III Capital Partners, L.P., a Delaware limited partnership.

 10.1 (3)  Amended and Restated 1994 Stock Option Plan, as amended.

 10.2 (3)  Lease Agreement dated September 14, 1995, between the Registrant and
            Demmon Family Partnership.

 10.6 (2)  Series C Preferred Stock Purchase Agreement dated as of March 21,
            1996, as amended May 29, 1996.

 10.7 (3)  Second Amended and Restated Rights Agreement dated as of March 21,
            1996.

 10.8 (2)  Master Equipment Lease Agreement dated October 6, 1995, between the
            Registrant and Lighthouse Capital Partners, L.P.

 10.10 (3) Side Letter Agreement dated March 21, 1996, between the Registrant and the Interpublic Group of Companies, Inc.

 10.11 (3) Side Letter Agreement dated March 21, 1996, between the Registrant and Station Casinos, Inc.

 10.15 (3) OEM Master License Agreement dated April 17, 1996, between the
            Registrant and RSA Data Security, Inc.

 10.16 (3) Agreement dated March 26, 1996, between the Registrant and MICROID
            Research.

 10.18 (2) Employment Agreement dated May 25, 1995, by and between the
            Registrant and Donald J. Massaro.

 10.19 (3) 1996 Employee Stock Purchase Plan.

 10.20 (3) 1996 Outside Directors Stock Option Plan.

 10.21 (2) Software License Agreement dated June 20, 1996 between the
            Registrant and Duck Corporation.

 10.22 (4) Lease Agreement dated August 14, 1996, between the Registrant and
            Interactive Technologies, Inc.

 10.23 (4) Lease Agreement dated January 1997, between the Registrant and The
            Prudential Insurance Company of America.

 10.24 (4) Lease Agreement dated January 23, 1997, between the Registrant and
            Johnny Ribeiro.

 10.25 (4) Lease Agreement dated January 23, 1997, between the Registrant and
            The Ribeiro Corporation.

 10.26(6)  Lease Agreement dated October 7, 1997 between the Registrant and
            Battle Born Development, LLC.

 10.27(6)  1997 Nonstatutory Stock Option Plan.

 10.32 (6) Loan and Security Agreement dated November 25, 1997, by and between the Company and Silicon Valley Bank.

 10.33 (6) Loan Modification Agreement dated April 23, 1998, by and between the
            Company and Silicon Valley Bank.


  Exhibit  Description
  -------  -----------
 10.34 (6) Pledge Agreement dated December 1997 by and between the Company and
            Silicon Valley Bank.

 10.35 (6) Intellectual Property Security Agreement dated November 25, 1997, by and between the Company and Silicon Valley Bank.r 25, 1997, by and between the Company and Silicon Valley Bank.

 10.36 (7) See Exhibit 4.1.

 10.37 (7) See Exhibit 4.2.

 10.38 (7) See Exhibit 4.3.

 10.39 (7) See Exhibit 4.4.

 21.1      Subsidiaries of the registrant.

 23.1      Consent of Deloitte & Touche LLP.

 27        Financial Data Schedule.

--------
(1) Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-1 (No. 333-4793) which became effective on July 30, 1996 (the "Form S-1").
(2) Incorporated by reference to identically numbered exhibit to the Form S-1.
(3) Incorporated by reference to identically numbered exhibit to Registrant's Registration Statement on Form 10 (No. 0-28294) filed with the Commission on April 24, 1996 (the "Form 10").
(4) Incorporated by reference to identically numbered exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(5) Incorporated by reference to identically numbered exhibit in the Registrant's Form 8-K filed with the Commission on July 21, 1998.
(6) Incorporated by reference to identically numbered exhibit in the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(7) Incorporated by reference to identically numbered exhibit in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.