Form 10-K405/A
period 1998-12-31
SILICON GAMING INC
filed 1999-04-29
CIK 1013170

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1

 Mark One

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1998
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the transition period from     to

                        Commission File Number 0-28294

                             SILICON GAMING, INC.
            (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                  77-0357939
       (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)  Identification Number)

                  2800 W. Bayshore Road, Palo Alto, CA 94303
                   (Address of principal executive offices)

                                (650) 842-9000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


               Title of Class  Name of each exchange on which registered
               --------------  -----------------------------------------
                    None                         None
                    ----                         ----

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 per share

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

Number of shares outstanding of the issuer's common Stock, $.001 par value, as of February 28, 1999:
14,288,502

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

Part III of the Registrant's Form 10-K for the fiscal year ended 12/31/98 is amended to read in its entirety as follows:

Item 10. Directors and Executive Officers of the Registrant

  Set forth below is information regarding the current directors, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors or nominees and their ages as of March 1, 1999.

                                                                       Director
           Name           Age          Principal Occupation             since
           ----           --- --------------------------------------   --------
 David S. Morse..........  53 Chairman of the Board, Silicon Gaming,     1993
                               Inc.
 Andrew S. Pascal........  33 President and Chief Executive Officer,     1998
                               Silicon Gaming, Inc.
 William Hart............  58 General Partner, Technology Partners       1994
 Kevin R. Harvey.........  34 General Partner, Benchmark Capital         1995
                               Management
 Thomas J. Volpe.........  63 Sr. Vice President, Financial              1997
                               Operations, Interpublic Group of
                               Companies

  David S. Morse is a founder and current Chairman of the Board of the Company. Mr. Morse previously served as Chairman from the Company's inception to September 1996. Mr. Morse also currently serves as Chairman of the Board for Silicon Entertainment, Inc., a developer of virtual reality-based auto racing simulations. Mr. Morse is a founder and has served as Chief Executive Officer of Crystal Dynamics, Inc., an interactive video game developer and publisher, from July 1992 to June 1993 and from December 1994 to May 1995. Mr. Morse was founder, President and Chief Executive Officer of New Technologies Group, Inc., ("NTG"), the company which developed the original video game technology employed in games developed by The 3DO Company ("3DO"). NTG was one of the founding partners of 3DO and was subsequently acquired by 3DO. Mr. Morse served with NTG from July 1989 to June 1993. Mr. Morse was also the founder, President and Chief Executive Officer of Amiga Computer, Inc., prior to its acquisition by Commodore Business Machines, Inc. in 1984.

  Andrew S. Pascal was elected President and Chief Executive Officer of the Company in February 1999. Previously Mr. Pascal had served as Executive Vice President Marketing and Game Development of the Company since October 1994. He has over 10 years of gaming industry experience with an emphasis in slot marketing, slot merchandising and slot operations. He joined SGI in October 1994 from Mirage Resorts, Incorporated, where he worked from June 1985 to October 1994. Mr. Pascal held the position of Director of Slot Operations and Marketing at The Mirage Hotel and Casino ("The Mirage"). Mr. Pascal also served on The Mirage's eight-member Operating Committee, which set operating policy and established the strategic direction for The Mirage and its employees, from September 1992 to October 1994. Prior to the opening of The Mirage, Mr. Pascal served as the Director of Slot Marketing for the Golden Nugget Casino-Hotel.

  William Hart has served as a director of the Company since May 1994. Mr. Hart is a general partner of Technology Partners, a venture capital investment firm founded by Mr. Hart in 1980, which currently manages $100 million in funds for early stage venture capital investments. Prior to founding Technology Partners, Mr. Hart held positions with Cresap, McCormick and Paget, a management consulting firm, and with IBM Corporation. Mr. Hart serves as a director of Cellnet Data Systems, Inc., Qualix Group Inc., Trimble Navigation Ltd., APX, LBE Technologies, Mobex and St. Helena Wine Co.

  Kevin R. Harvey has served as a director of the Company since August 1995. Mr. Harvey is a General Partner of Benchmark Capital Management LLC ("Benchmark"), a Silicon Valley venture capital firm which currently manages a $90 million fund. Prior to joining Benchmark in 1995, Mr. Harvey successfully started two software companies. The first, Styleware, a provider of integrated software for the Apple II personal computer, was founded in 1985 and subsequently sold to Claris Corporation. His second startup, Approach Software, provided the first, easy-to-use client server database software for Windows and was sold to Lotus Development in 1993.

  Thomas J. Volpe has been a director of the Company since March 1997. Mr. Volpe has served as Senior Vice President, Financial Operations for The Interpublic Group of Companies, Inc. ("Interpublic"), an advertising agency holding company, from March 1986 to present. Mr. Volpe is also a director of Alliance Atlantis Corporation, a film production company. Additionally, Mr. Volpe serves as a trustee of St. Francis College, Brooklyn, New York, as a member of the Board of Directors of the New York City Chapter of the National Multiple Sclerosis Society, and as a trustee of the Business Council of the United Nations.

  There are no family relationships among executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and ten percent beneficial owners to file reports of ownership and changes in ownership with the SEC. Directors, officers and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for such persons, the Company believes that each of its directors, officers and greater than ten percent beneficial owners during the fiscal year ended December 31, 1998 have complied with all filing requirements applicable to such person.

Item 11. Executive Compensation

Summary of Cash and Other Compensation

  The following table sets forth the compensation earned by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose compensation for the fiscal year ended December 31, 1998 exceeded $100,000 for services rendered in all capacities to the Company during the last three fiscal years (the "Named Executive Officers").

                           Summary Compensation Table

                                     Annual
                                  Compensation         Long-Term
                                ----------------- Compensation Awards
   Name and Principal    Fiscal                    Shares Underlying     All Other
        Position          Year  Salary(1)  Bonus    Options Granted   Compensation(2)
   ------------------    ------ --------- ------- ------------------- ---------------
Donald J. Massaro(3)....  1998  $253,108       --            --           $2,126
  Former Chairman of the
   Board,                 1997  $250,000  $37,250        45,000           $1,771
  President and Chief
   Executive Officer      1996  $250,000  $15,000            --           $1,728

David S. Morse(4).......  1998  $ 64,919       --       155,000(5)            --
  Chairman of the Board
   and Acting               --        --       --            --               --
  Chief Executive
   Officer                  --        --       --            --               --

Andrew S. Pascal(6).....  1998  $191,338  $ 2,300       130,000(7)        $  380
  Executive Vice
   President--Marketing   1997  $162,500  $35,003        30,000              332
  and Game Development    1996  $135,129  $15,000       100,000              324

Betsy B. Sutter.........  1998  $121,870  $15,000       150,400(8)        $  319
  Vice President--Human
   Resources(9)           1997  $ 82,385       --        25,200           $  198

Paul Mathews............  1998  $125,000  $ 6,375       163,336(10)       $  270
  Vice President--
   Business               1997  $110,417       --        40,000           $  262
  Development and
   Government Affairs     1996  $ 89,583  $15,000        33,332           $  216

Thomas E. Carlson(11)...  1998  $172,508       --        63,333(7)        $  653
  Former Vice
   President--Chief       1997  $148,333  $25,157        30,000           $  627
  Financial Officer       1996  $128,115  $15,000        33,333           $  571

Paul Kurth(12)..........  1998  $126,871  $ 3,633       166,668(13)       $3,112
  Former Vice
   President--Operations  1997  $136,667       --        45,000           $3,826
                          1996  $120,000  $15,000            --           $2,160

--------
 (1) Salary includes any compensation deferred under Company's 401(k) plan.
 (2) Represents life insurance premiums paid by the Company for the benefit of the Named Executive Officer.
 (3) Mr. Massaro resigned from the Company in August 1998. Salary includes amounts paid to Mr. Massaro in connection with his separation from the Company.
 (4) Mr. Morse was elected Chairman of the Board in August 1998 and served as Acting Chief Executive Officer from August 1998 to February 1999.
 (5) Represents 5,000 shares granted to Mr. Morse in his capacity as a director and 75,000 shares granted to him as Acting Chief Executive Officer, which shares were repriced in December 1998.
 (6) Mr. Pascal currently serves as President and Chief Executive Officer of the Company, to which he was elected in February 1999.
 (7) Represents options granted in prior years and repriced in September 1998.
 (8) Represents 25,200 shares granted in prior years and repriced in January 1998 and in September 1998; 50,000 shares granted in 1998 and repriced in September 1998.
 (9) Ms. Sutter was hired in March, 1997.
(10) Represents 40,000 shares granted in prior years and repriced in January 1998 and in September 1998; 16,666 shares granted in a prior year and repriced in September 1998; 33,335 shares granted in 1998, repriced in September 1998 and subsequently cancelled in October 1998.
(11) Mr. Carlson resigned from the Company in March 1999.
(12) Mr. Kurth resigned from the Company in October 1998.
(13) Represents 45,000 shares granted in prior years and repriced in January 1998 and in September 1998; 38,334 shares granted in 1998 and repriced in September 1998.

Stock Option Grants

  The following table sets forth further information regarding individual grants of options for the Company's Common Stock during the year ended December 31, 1998 for each Named Executive Officer. Such grants were made pursuant to the Company's 1994 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. In accordance with the rules of the Securities and Exchange Commission ("SEC"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, are dependent on the future performance of the Company's Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                       Option Grants in Last Fiscal Year

                                                                              Potential Realizable
                                                                             Value at Assumed Annual
                           Number of      % of Total                          Rates of Stock Price
                            Shares         Options                           Appreciation for Option
                          Underlying      Granted to  Exercise                       Term(4)
                            Options       Employees     Price     Expiration -----------------------
          Name           Granted(1)(2)     in 1998   Per Share(3)    Date        5%          10%
          ----           -------------    ---------- -----------  ---------- ----------- -----------
Donald J. Massaro.......          0              0         --            --           --          --

David S. Morse..........      5,000          .1493     $9.375       5/26/08  $ 29,479.44 $ 74,706.68
                             75,000         2.2402     $6.00        8/19/08  $283,002.58 $717,184.11
                             75,000(5)      2.2402     $1.875       8/19/08  $ 85,306.13 $214,440.69

Andrew S. Pascal........    100,000(6)      2.9870     $4.00        10/9/06  $193,198.26 $463,727.61
                             30,000(6)       .8961     $4.00        4/16/07  $ 62,512.71 $152,227.21

Betsy B. Sutter.........        200(7)       .006      $9.125      12/10/07  $  1,135.84 $  2,871.64
                                200(6)       .006      $4.00       12/10/07  $    456.08 $  1,131.21
                             25,000(7)       .7467     $9.125       3/19/07  $129,050.96 $319,561.41
                             25,000(6)       .7467     $4.00        3/19/07  $ 51,525.73 $125,203.41
                             50,000         1.4935     $7.00        7/28/08  $220,113.12 $557,809.86
                             50,000(8)      1.4935     $4.00        7/28/08  $123,868.46 $312,822.47

Paul Mathews............     40,000(7)      1.1947     $9.125       4/16/07  $208,624.49 $517,728.76
                             40,000(6)      1.1947     $4.00        4/16/07  $ 83,350.28 $202,969.61
                             33,335          .9957     $7.00        7/28/08  $146,749.42 $371,891.83
                             33,335(8)(9)    .9957     $4.00        7/28/08  $ 82,583.10 $208,558.74
                             16,666(6)       .4978     $4.00        5/28/06  $ 30,443.36 $ 72,335.09

Thomas E. Carlson.......     33,333(6)       .9956     $4.00        5/28/06  $ 60,888.55 $144,674.52
                             30,000(6)       .8961     $4.00        4/16/07  $ 62,512.71 $152,227.20

Paul Kurth..............     45,000(7)      1.3441     $9.125       4/16/07  $234,702.55 $582,444.86
                             45,000(6)      1.3441     $4.00        4/16/07  $ 93,769.07 $228,340.81
                             38,334         1.145      $7.00        7/28/08  $168,756.33 $427,661.66
                             38,334(8)      1.145      $4.00        7/28/08  $ 94,967.47  239,834.73

--------
(1) Options granted in 1998 were granted under the 1994 Stock Option Plan, the 1996 Outside Directors' Stock Option Plan and the 1997 Non-Qualified Stock Option Plan. The Board of Directors has discretion, subject to plan limits, to modify the terms of outstanding options.
(2) With the exception of the options for 5,000 shares that were granted to Mr. Morse under the 1996 Outside Directors' Plan which provides that options become exercisable upon vesting, each option is fully exercisable from the time of grant, subject to the Company's right to repurchase any unvested shares at the original exercise price in the event of the optionee's termination. Shares vest at the rate of 1/4 of the shares after one year and then 1/48 of the total number of shares each month thereafter. Each option expires ten years from the date of grant. Under the 1997 Outside Directors' Plan, shares vest monthly over 36 months.
(3) The per-share exercise price of options granted represents the fair market value of the underlying shares of Common Stock on the dates the respective options were granted as reported on the Nasdaq Stock Market.
(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided pursuant to the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.
(5) Represents repricing in December 1998 of option granted in 1998.
(6) Represents repricing in September 1998 of options granted prior to 1998.
(7) Represents repricing in January 1998 of options granted prior to 1998.
(8) Represents repricing in September 1998 of options granted in 1998.
(9) Option cancelled in October 1998 by agreement between Mr. Mathews and the Board of Directors.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth certain information regarding the exercise of options by the named Executive Officers during 1998 and unexercised stock options held by each of the Named Executive Officers as of December 31, 1998:

                          Number of Securities
                               Underlying              Value of Unexercised
                         Unexercised Options at      In-the-Money Options at
                           December 31, 1998           December 31, 1998(1)
                      ---------------------------- ----------------------------
                      Exercisable(2) Unexercisable Exercisable(2) Unexercisable
                      -------------- ------------- -------------- -------------
Donald J. Massaro....     45,000             0            0              0
David S. Morse.......     90,693         9,307            0              0
Andrew S. Pascal.....    130,000             0            0              0
Betsy B. Sutter......     75,200             0            0              0
Paul Mathews.........     56,666             0            0              0
Thomas E. Carlson....     63,333             0            0              0
Paul Kurth...........          0             0            0              0

--------
(1) Market value of underlying securities at year end ($1.375) minus the exercise price.
(2) With certain exceptions, all options are fully exercisable, subject to the Company's right to repurchase any unvested shares at the original exercise price in the event of the optionee's termination.

Employment, Severance and Change of Control Agreements

  In May 1995, the Company entered into an employment agreement with Donald J. Massaro pursuant to which Mr. Massaro was employed as the Company's President and Chief Executive Officer. The agreement entitled Mr. Massaro to a salary of $20,833.33 per month. Under the agreement, Mr. Massaro agreed to serve on the Board of Directors while serving as Chief Executive Officer and to resign from the Board at such time as his employment were terminated. In October 1996, Mr. Massaro was appointed Chairman of the Board of Directors. The agreement also provided for loans to Mr. Massaro from the Company for living expenses. Mr. Massaro resigned from the Company in August 1998. See "Certain Relationships and Related Transactions."

  Upon Mr. Massaro's resignation from the company in August 1998, Mr. Morse was re-elected Chairman of thte Board and Acting Chief Executive Officer. Mr. Morse's compensation was fixed by contract at a rate of $175,000 per year to be paid monthly until a new chief Executive Officer was appointed. In February 1999 the Board appointed Mr. Andrew Pascal President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1999 by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the "Executive Compensation -- Summary Compensation Table" on page 7 and (iv) all directors and current executive officers as a group.

                                                            Shares of Common
                                                           Stock Beneficially
                                                                Owned(1)
                                                          --------------------
   Five Percent Shareholders, Directors and Executive               Percentage
                        Officers                           Number   Ownership
   --------------------------------------------------     --------- ----------
DDJ Capital Management, LLC(2)........................... 1,066,460    7.15
  141 Linden Street, Suite 4
  Wellesley, MA 02482-7910
FMR Corp.(3).............................................   893,500    6.25
  82 Devonshire Street
  Boston, MA 02109
David S. Morse(4)........................................   694,453    4.83
William Hart(5)..........................................   693,596    4.85
Andrew S. Pascal.........................................   648,469    4.41
Kevin R. Harvey(6).......................................   616,153    4.31
Thomas E. Carlson(7).....................................   317,659    2.19
Paul D. Mathews..........................................   261,264    1.80
Betsy B. Sutter..........................................   225,200    1.55
Donald J. Massaro........................................   212,651    1.49
Thomas J. Volpe(8).......................................   148,609    1.04
Paul Kurth...............................................    29,166       *
All directors and current executive officers as a group
 (10 persons)(9)......................................... 3,964,382   25.00

--------
 *  less than one percent
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 1, 1999 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. In general, options granted under the 1994 Stock Option Plan are fully exercisable from the date of grant, subject to the Company's right to repurchase any unvested shares at the original exercise price upon termination of employment. The information set forth in this table does not include among shares beneficially owned or outstanding shares of Common Stock issuable upon conversion of Nonvoting Redeemable Convertible Preferred Stock (the "Nonvoting Preferred"), which is convertible only upon 75 days' prior notice to the Company. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) Based on information provided in Schedule 13D as filed 11/3/98 by DDJ Capital Management, LLC ("DDJ"). Includes 625,000 shares issuable upon exercise of currently exercisable warrants.
(3) Based on information provided in Schedule 13G as filed 2/1/99 by FMR Corp.
(4) Includes 600,000 shares held by Mr. Morse and his spouse as Trustees of the Morse Family Trust dated 12/20/84. Also includes 93,471 shares subject to options exercisable within 60 days after March 1, 1999.
(5) Includes 591,768 shares held by Technology Partners Fund V, L.P., of which TPW Management V, L.P. ("TPW") is the general partner, and 24,002 shares held by TPW. Mr. Hart is the Managing Partner of TPW. Mr. Hart disclaims beneficial ownership of these shares except to the extent of his proportionate interest therein. Includes 18,471 shares subject to options exercisable within 60 days after March 1, 1999.

   Excludes 290,118 shares of Common Stock issuable upon conversion of Nonvoting Preferred. Assuming conversion of all outstanding shares of Nonvoting Preferred, Technology Partners Fund V, L.P. would be the beneficial owner of 6.74% of the Company's outstanding Common Stock.
(6) Includes 520,400 shares held by Benchmark Capital Partners, L.P., and 60,600 shares held by Benchmark Founders' Fund, L.P. Mr. Harvey is a member of Benchmark Capital Management LLC ("BCM"), the general partner of each of these entities. Mr. Harvey disclaims beneficial ownership of these shares except to the extent of his proportionate interest therein. Includes 18,471 shares subject to options exercisable within 60 days after March 1, 1999. Excludes 450,987 shares of Common Stock issuable upon conversion of Nonvoting Preferred. Assuming conversion of all outstanding shares of Nonvoting Preferred, BCM would be the beneficial owner of 7.23% of the Company's outstanding Common Stock.
(7) Includes 213,333 shares subject to options exercisable within 60 days after March 1, 1999.
(8) Includes 133,333 shares held by Interpublic Benefit Protection Trust, of which Mr. Volpe is a trustee.
(9) Includes 1,567,555 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after March 1, 1998. Excludes two officers who resigned from the Company in August and October, respectively. Includes two executive officers who were appointed in February 1999. Also includes 600,000 shares held by Mr. Morse and his spouse as Trustees of the Morse Family Trust; 591,768 shares held by Technology Partners Fund V, L.P. and 24,002 shares held by TPW, of which Mr. Hart, the Managing Partner of TPW, the general partner of Technology Partners Fund V, L.P., disclaims beneficial ownership except to the extent of his proportionate interest therein; 520,400 shares and 60,600 shares beneficially owned by BCM, of which Mr. Harvey, a member of BCM, disclaims beneficial ownership except to the extent of his proportionate interest therein; and 133,333 shares held by Interpublic Benefit Protection Trust, of which Mr. Volpe is a trustee. Excludes 290,118 shares and 450,987 shares, respectively, of Nonvoting Preferred beneficially owned by Technology Partners Fund V, L.P. and BCM. Assuming conversion of all outstanding shares of Nonvoting Preferred, the Company's executive officers and directors as a group would be deemed to be the beneficial owner of 28.35% of the Company's outstanding Common Stock.

Item 13. Certain Relationships and Related Transactions

  Pursuant to Mr. Massaro's employment agreement, the Company agreed to loan Mr. Massaro up to $75,000 per year for living expenses, secured by Common Stock of the Company owned by Mr. Massaro. The loan bore interest at 8% per annum. At the time of Mr. Massaro's resignation from the Company in August 1998, $150,000 in principal was outstanding. In connection with Mr. Massaro's departure, the loan and interest thereon was forgiven. See "Executive Compensation Employment, Severance and Change of Control Agreements."

  In connection with the sale of Series C Preferred Stock to Interpublic, of which director Thomas J. Volpe is Vice President, Financial Operations, the Company and Interpublic entered into a letter agreement dated March 11, 1996 pursuant to which the Company agreed, among other things, not to enter into strategic alliances with Interpublic's competitors without its written consent, to provide Interpublic with periodic data regarding customer installations, and to provide Interpublic with preferred access with respect to placement of advertisements on the Company's products or integrating advertisements into promotional offerings of the Company's customers on behalf of Interpublic's advertising clients.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Silicon Gaming, Inc.

                                                   /s/ Andrew S. Pascal
                                          By___________________________________
                                                     Andrew S. Pascal
                                                President, Chief Executive
                                                         Officer,
                                            Acting Chief Financial Officer and
                                                         director

                                          Date: April 29, 1999