Form 10-Q
period 1999-03-31
SILICON GAMING INC
filed 1999-05-17
CIK 1013170

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------  Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       OR

 ______  Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from      to

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
Yes        X        No
         ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         14,287,795 shares of Common Stock, $.001 par value, were outstanding as of April 30, 1999.

                             SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                                                                Page
                                                                                                                ----
Part I   Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets--March 31, 1999 and December 31, 1998...................................    3

         Consolidated Statements of Operations--Three months ended March 31, 1999 and 1998...................    4

         Consolidated Statements of Cash Flows--Three months ended March 31, 1999 and 1998...................    5

         Notes to Consolidated Financial Statements..........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................    9

Part II  Other Information

Item 1.  Legal Proceedings...................................................................................   20

         Exhibits and Reports on Form 8-K....................................................................   20

         Signature...........................................................................................   21

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                         March 31,          December 31,
                                                                                            1999                1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
                                    ASSETS

CURRENT ASSETS:
  Cash and equivalents.............................................................           $  4,097             $  8,399
  Accounts receivable (net of allowances of $1,552 in 1999 and $1,650 in 1998).....              4,043                5,340
  Inventories......................................................................             11,471               12,024
  Investments to fund jackpot winners..............................................                319                  288
  Prepaids and other...............................................................              1,376                1,410
                                                                                   ----------------------------------------
     Total current assets..........................................................             21,306               27,461
PROPERTY AND EQUIPMENT, NET........................................................              8,808               12,922
OTHER ASSETS, NET..................................................................              1,254                1,361
                                                                                   -----------------------   --------------
                                                                                              $ 31,368             $ 41,744
                                                                                   ========================================
                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable.................................................................           $    951             $  1,480
  Accrued liabilities..............................................................              8,994                8,154
  Deferred revenue.................................................................              1,481                1,766
  Line of credit...................................................................              2,132                4,000
  Current portion of long-term obligations.........................................              1,281                1,289
                                                                                   ----------------------------------------

     Total current liabilities.....................................................             14,839               16,689
OTHER LONG-TERM LIABILITIES........................................................              2,051                2,032
LONG-TERM OBLIGATIONS..............................................................             40,105               39,809

REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473 shares
   authorized at March 31, 1999; shares outstanding: March 31, 1999--1,474,641;
December 31, 1998--1,474,641.....................................................                1,666                1,666


SHAREHOLDERS' DEFICIENCY
  Common Stock, $.001 par value; 50,000,000 shares authorized; shares
    Outstanding: March 31, 1999--14,287,598; December 31, 1998--
    14,242,313.....................................................................             57,588               57,398
  Warrants.........................................................................              4,548                4,548
  Notes receivable from shareholders...............................................               (119)                (128)
  Accumulated deficit..............................................................            (89,310)             (80,270)
  Accumulated other comprehensive income...........................................                 --                   --
                                                                                   ----------------------------------------
     Total shareholders' deficiency................................................            (27,293)             (18,452)
                                                                                   -----------------------   --------------
                                                                                              $ 31,368             $ 41,744
                                                                                   ========================================






                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)






                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    1999            1998
                                                                              ----------------  -------------

REVENUE:
  Hardware..................................................................           $ 3,672        $ 2,424
  Software..................................................................             1,387            720
  Participation.............................................................               602            882
                                                                                       -------        -------
  Total revenue.............................................................           $ 5,661        $ 4,026

OPERATING EXPENSES:
  Cost of sales and related
    manufacturing expenses..................................................             4,219          3,190
  Research and development..................................................             2,348          2,716
  Selling, general and
    administrative..........................................................             2,896          3,951
  Restructuring charges.....................................................             3,312             --
                                                                                       -------        -------
  Total costs and expenses..................................................            12,775          9,857
                                                                                       -------        -------
       Loss from operations.................................................             7,114          5,831
  Interest expense, net.....................................................             1,926            933
                                                                                       -------        -------
NET LOSS....................................................................           $ 9,040        $ 6,764
                                                                                       =======        =======

Basic and diluted net loss per share                                                   $  0.64        $  0.51
                                                                                       =======        =======

Shares used in computation                                                              14,115         13,150
                                                                                       =======        =======








                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)



                                                                                    Three months Ended
                                                                                         March 31,
                                                                                 1999                1998
                                                                          ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................            $(9,040)             $(6,764)
  Reconciliation to net cash used in operating activities:
   Depreciation and amortization........................................              1,726                1,176
   Accrued interest.....................................................              1,125                  672
   Accretion of debt discount...........................................                599                  364
   Provision for bad debt...............................................                (98)                  --
   Restructuring charges................................................              2,566                   --
   Deferred rent........................................................                 19                   53
  Changes in assets and liabilities:
   Accounts receivable..................................................              1,395                  647
   Inventories..........................................................                553               (4,997)
   Prepaid and other....................................................                 10                  (83)
   Participation units..................................................                406                 (178)
   Accounts payable.....................................................               (529)               1,047
   Accrued liabilities..................................................               (285)                (572)
   Deferred revenue.....................................................               (285)                 (52)
                                                                                    -------              -------
     Net cash used in operating activities..............................             (1,838)              (8,687)
                                                                                    -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.................................               (311)              (1,197)
  Sales and maturities of short-term investments........................                 --                2,625
  Other assets, net.....................................................                (31)                  (4)
                                                                                    -------              -------
     Net cash provided by (used in) investing activities................               (342)               1,424
                                                                                    -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loans and line of credit...........................                 --                1,560
  Repayment of bank line of credit......................................             (1,868)                  --
  Sale of Common Stock, net of notes receivable.........................                 48                  561
  Collection of note receivable.........................................                  9                    5
  Repayment of term loans...............................................               (235)                  --
  Repayment of capital lease obligations................................                (76)                 (69)
                                                                                    -------              -------
     Net cash provided by financing activities..........................             (2,122)               2,057
                                                                                    -------              -------
NET DECREASE IN CASH AND EQUIVALENTS....................................             (4,302)              (5,206)
  Beginning of period...................................................              8,399               16,352
                                                                                    -------              -------
  End of period.........................................................            $ 4,097              $11,146
                                                                                    =======              =======

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for interest..............................            $   173              $    15
                                                                                    =======              =======
  Conversion of preferred stock to Common Stock.........................            $    --              $ 1,399
                                                                                    =======              =======



                See notes to consolidated financial statements.

                             SILICON GAMING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses every year since its inception and at March 31, 1999 had an accumulated deficit of $89,310,000 and a shareholders' deficiency of $27,293,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. As of March 31, 1999 the Company was not in compliance with the terms of its line of credit, and its cash and equivalents had decreased to $4,097,000. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's workforce by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by an additional 35% and made additional cuts to operating expenses. Management also announced in March 1999 the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. Management is currently attempting to renegotiate the terms of its line of credit with its bank so that additional funds will become available to the Company. Management is also reviewing financing and other strategic alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels, conversion of some or all of its debt to equity and sale of all or part of the Company's assets to improve the Company's liquidity position. Management believes that these steps and satisfactory resolution of its financing and strategic alternatives, plus sales related to proposed new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Net loss per share - Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Common share equivalents including stock options, warrants and Redeemable Convertible Preferred Stock have been excluded from all periods presented, as their effect would be antidilutive.

    The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                                                        Three months ended March 31,
                                                                        ____________________________
                                                                              1999          1998
                                                                              ----          ----
                Net Loss (Numerator):
                Net Loss, basic and diluted...........................    $ (9,040)        $ (6,764)
                                                                          =========        =========

                Shares (Denominator)
                Weighted average common shares outstanding.............     14,277           13,644
                 Weighted average common shares subject to repurchase..       (162)            (494)
                                                                          ---------        ---------
                 Shares used in computation                                 14,115           13,150
                                                                          =========        =========
                Net Loss Per Share, Basic and Diluted.................    $   0.64         $   0.51
                                                                          =========        =========


    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Inventories

    Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                               March 31,   December 31,
                                                 1999          1998
                                               ---------  ------------
   Raw materials............................    $ 4,884       $ 4,294
   Work in process..........................        900            93
   Finished goods...........................      5,687         7,637
                                                -------       -------
                                                $11,471       $12,024
                                                =======       =======

3.  Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests only in high credit quality short-term debt with its surplus funds. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of March 31, 1999, two customers accounted for 13% and 11% of accounts receivable. For the three months ended March 31, 1999, one customer accounted for 15% of revenue. For the three months ended March 31, 1998, two different customers accounted for 18% and 13% of revenue.


4.  Borrowing Arrangements

    In April 1998, the Company entered into a $10 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expires December 31, 1999. Borrowings bear interest at the bank's prime rate (8.25% at March 31, 1999) plus 1%. As of March 31, 1999, the Company had $2,132,000 outstanding under this agreement. The line of credit requires the Company to comply with certain financial covenants. As of March 31, 1999, the Company was not in compliance with financial covenants relating to working capital and minimum quarterly net income. See Note 6.

    Borrowing arrangements consist of the following (in thousands):

                                                                   March 31,   December 31,
                                                                      1999         1998
                                                                   ----------  -------------
Senior Discount Notes ($47.25 and $30 million principal
 obligation, respectively).......................................    $38,315        $37,716

Capital lease obligations........................................        285            360
Other long-term obligations......................................      2,786          3,022
                                                                     --------       --------
                                                                      41,386         41,098
Current obligation...............................................     (1,281)        (1,289)
                                                                     --------       --------
Long-term portion                                                    $40,105        $39,809
                                                                     ========       ========


5.  Restructuring Charges

    In March 1999 the Company announced the closure of its Mountain View, California manufacturing facility and the relocation of all of its manufacturing operations to its Las Vegas, Nevada facility. At the same time the Company announced a reduction in the size of its employee workforce by approximately 35%. These measures have been taken as the Company has sought to reduce its level of overhead and operating expenses to a level more conducive to profitability, and as the company refocuses on its core activities. The restructuring charges include severance costs, lease related costs of excess facilities, and the write down of specific fixed assets associated with these facilities and assets rendered surplus as a result of the reduction in force. The Company recorded charges of $3.3 million related to the restructure as follows:

                                                       Accrued                      Write-down
                                                      severance,        Facility        Of
                                                   benefits & other      Lease         Fixed
                 (in thousands)                         costs         Obligations     Assets        Total

   Restructuring provision                                  $ 595           $ 293          $ 2,424         $ 3,312
   Non-cash items                                            (142)             --           (2,424)         (2,566)
   Amounts paid                                              (431)             --                             (431)
                                                      -------------      -------------     -------------  -------------
Balance at March 31, 1998                                   $  22           $ 293          $    --         $   315
                                                      =============      =============     =============  =============

        The Company anticipates that all accrued severance and benefits will be paid before June 30,
                                                    1999.

6.  Subsequent Events

    In April 1999 the Company announced the settlement of its patent infringement litigation with International Game Technology, Inc. ("IGT"). Under the settlement agreement the Company obtained an exclusive sublicense from IGT relating to the disputed patents, which will allow the Company to continue to sell its Lucky Draw Poker and Multi Draw Poker games without any limitations. The Company's customers who choose to purchase this product will be required to exercise a separate license agreement with IGT and to pay daily fees for the use of the game under the terms of the settlement. The Company also cross licensed certain of its intellectual property to IGT as part of the settlement and in consideration IGT will pay a per-unit royalty to the Company for each product sold that incorporates licensed technology upon the occurrence of certain events. IGT also granted the Company development rights in order to create games on IGT's current platforms and preferential development and distribution rights to create and distribute games on IGT's future product platforms. As a result of settlement of disputed royalties payable to IGT, the Company will record a favorable adjustment to income in the second quarter of 1999 of approximately $500,000.

    In May 1999 the Company renegotiated the terms of its bank line of credit. Under the renegotiated line, the Company has a $4 million secured revolving line of credit arrangement based on the Company's eligible accounts receivable, which expires on December 31, 1999. Borrowings bear interest at the bank's prime rate (8.25% at March 31, 1999) plus 3.5%. The renegotiated line requires the company to comply with certain financial covenants relating to minimum tangible net worth (as defined), with which the Company is currently in compliance. This line is still subject to find bank approval before it becomes effective.

    Certain holders of the Company's Series A1 and B1 Nonvoting Redeemable Convertible Preferred Stock ("Nonvoting Preferred") have notified the Company of their election to convert shares of Nonvoting Preferred to Common Stock. Each share of Nonvoting Preferred is convertible into 0.6667 shares of Common Stock upon 75 days' prior written notice. Pursuant to these conversion notices, approximately 241,000 shares of Common Stock are expected to be issued in May 1999.

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



Overview


    Silicon Gaming, Inc. was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. In March 1997 the Company introduced its first product, Odyssey/TM/, a multi-game, video-based slot machine, into the Nevada market. In 1998 the Company introduced Quest, a single-game platform that utilizes many of the same components as the Odyssey, to increase its penetration of the casino floor. The Company has since rolled out Odyssey and Quest into other jurisdictions including Connecticut, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Mexico, certain Canadian provinces and Uruguay.

    The Company's products feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The Company is attempting to maximize the entertainment value offered on the video screen by providing multiple levels of achievement within certain games so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. SGI believes that by utilizing these features, it will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. The Company has designed its machines with a number of unique player features, such as play stoppage entertainmentTM. In addition, the product's modular components and Machine Management SystemTM software provide easy-to-use diagnostics designed to minimize player inconvenience and machine down time. The Company currently offers several products including OdysseyTM, a multi-game machine that can play up to six different games on the same machine, and Quest, a single-game machine.

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

     Through March 31, 1999, the Company has installed 3,540 Odyssey and Quest machines in approximately 198 properties throughout Connecticut, Iowa, Indiana, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Mexico, certain Canadian provinces and Uruguay. Of these machines, 3,058 have been sold outright or placed on a revenue-sharing basis. After returns, 482 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period. Included in the Company's revenue and installed base at March 31, 1999 are 16 machines connected to the wide-area progressive system. 144 wide-area progressive machines were returned to the Company in January 1999 following a decision by the Company to modify the initial game that was released on the wide-area progressive system. The Company believes that these machines will be reinstalled in casinos during the second quarter of 1999.

    At March 31, 1999 the Company had cash and equivalents of $4,097,000. The Company has incurred operating losses each year since inception and as of March 31, 1999 had an accumulated deficit of $89,310,000 and a deficiency of shareholders' equity of $27,293,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. At March 31, 1999 the Company was not in compliance with the terms of its line of credit. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by a further 35% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company was able to renegotiate the terms of its line of credit with its bank in May 1999 so that this credit facility will remain available to the Company. Management is currently reviewing financing alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels, conversion of some or all of its debt to equity and sale of all or a portion of the Company's assets to improve the Company's liquidity position. Management believes that these steps, satisfactory resolution of its financing and strategic alternatives, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999.

    Prior to March 1997 the Company was in the development stage and its primary activities were focussed on product development, including system hardware and software, game concept development and software coding. Towards the end of 1996 the Company began manufacturing slot machines for commercial distribution. The Company sold its first product in May 1997 following completion of a customer evaluation period. Prior to this time the Company did not generate any revenues from product sales. Once the Company started generating revenue from product sales, the focus of its expenditures changed from product development to building its infrastructure to support the sale and distribution of its products.

    Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. The Company's products are now manufactured at the Company's location in Las Vegas, Nevada. At March 31, 1999 the Company had 100 employees.

Results of Operations

     The Company had a net loss of $9,040,000 in the quarter ended March 31, 1999, an increase of $2,276,000, or 34%, from $6,764,000 for the quarter ended March 31, 1988. In the current quarter, the Company recorded approximately $3,300,000 in charges relating to the 35% reduction in its workforce and for costs associated with the closure of its Mountain View, California manufacturing facility. Revenue increased to $5,661,000 in the quarter ended March 31, 1999, an increase of $1,635,000, or 41%, from $4,026,000 for the quarter ended March 31, 1998 and increased by $656,000 or 13% from $5,005,000 in the quarter ended December 31, 1998. The Company commenced sale of its product in May 1997 and since that time has increased revenue by introducing its product and new game titles, entering new markets and jurisdictions, and ramping up its sales in such markets. This increase in revenue is coupled with increases in resources the Company has devoted to manufacturing development and production, research and development, building a sales, support and administrative infrastructure, hiring additional administrative staff, ramping up the Company's marketing activities, and financing its operations. However, because the Company's sales are dependent on a few large orders in each period, quarterly sales have been and are expected to remain volatile.

     Revenue

     The Company generates revenue from the sale of its products and related parts and accessories. All products are sold with licensed software and customers have the choice of either of a paid-up or renewable annual license. The Company places product in casinos under a participation program whereby it receives 20% of the net win generated by the product as revenue. The Company also places machines in casinos that are linked to a wide-area progressive system in exchange for a predetermined share of the gross amount wagered on the machine. Amounts received from the participation program and the wide-area progressive system are recorded as participation revenues. Total revenue units include machines sold outright as well as machines placed under the participation programs.

     The Company generated revenues as follows:

                                                                 Three Months Ended March 31,
                                                     ----------------------------------------------------
                                                              1999                          1998
                                                     -----------------------       ----------------------
                                                           (in $'000, except for machine numbers)
                                                     -----------------------------------------------------
   Hardware sales                                          $3,672        65%           $2,424         60%
   Software sales                                           1,387        24%              720         18%
   Participation revenue                                      602        11%              882         22%
                                                           ------       ---            ------        ---
     Total revenue                                         $5,661       100%           $4,026        100%
                                                           ======                      ======

   Total revenue units                                        407                         310

     As can be seen in the above table, the Company was able to increase total revenue in the three-month period ended March 31, 1999 by $1,635,000 or 41% to $5,661,000 from the $4,026,000 recorded in the three-month period ended March 31, 1998. This also represented an increase of $656,000 or 13% from the $5,005,000 recorded in the three-month period ended December 31, 1998. This increase was accomplished on a lower number of revenue units and reflects an increase in direct sales rather than placing units on participation as happened in the prior year and the benefit of sales to new jurisdictions. The average selling price on machines sold outright decreased to $9,022 in 1999 from the $10,540 in 1998 reflecting the increased levels of competition in the industry and a resulting higher level of discounts given to strategic corporate customers compared to the prior year period.

     The increase in software sales in 1999 compared to the prior year reflects both an increase in the proportion of machines that are sold with paid-up licenses, and the larger installed base of machines in 1999 from which the Company derives software license revenue. Software revenues increased by $667,000 or 93% because of these factors. Participation revenues decreased by $280,000 or 32% compared to the comparable period in the prior year due largely to a reduction in the number of machines on the participation program as customers have either purchased those machines outright or returned them to the Company. Participation revenues were also negatively impacted in the current quarter by the Company's decision to recall the majority of its wide-area participation machines so that the Company could modify the initial game that was released on this system.

     During the three-month period ended March 31, 1999, one customer accounted for 15% of revenue. In the three-month period ended March 31, 1998 two different customers accounted for 18% and 13% of revenues. The Company expects that a significant portion of its revenues will remain concentrated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer would adversely affect the Company's business and results of operations.

     The Company believes the revenue generated from sales will increase in the current year as the Company's base of installed units continues to increase, and the Company believes license and participation revenue will increase as a percentage of total revenue and in absolute dollars. Anticipated increases in revenue, however, are subject to a number of risks and uncertainties. See "Factors Affecting Future Results -- Management of Changing Business; "Liquidity", "Customer Retention" , "Changing Legislative Environment", "Intellectual Property Rights", and "Rapidly Changing Technology".

     Cost of Sales

     Cost of sales includes the direct costs of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties, depreciation on machines placed on the participation programs as well as the costs directly associated with running the wide-area progressive system, including payment of jackpot awards. Cost of sales were $4,219,000, or 75% of revenue, as compared to $3,190,000, or 79% of revenue, for the quarters ended March 31, 1999 and 1998, respectively. The relative decrease in cost of sales as a percentage of revenue reflects lower manufacturing overhead costs offset by the higher fixed costs from the participation machines and the wide-area progressive system, as well as the effects of lower average selling prices of product compared to the prior year period. The Company has been able to realize a decrease in per-unit product costs are a result of reductions in cost of materials and buying quantities, as well as redesigns from tooling certain hardware components which offsets this impact. The Company does not anticipate that this rate of cost reduction will continue into future periods. The Company believes that as it introduces more unique, fully integrated specialty products, per-unit costs may actually increase in future periods.

     Cost of sales and manufacturing expenses are expected to increase in absolute terms through 1999 as the Company increases sales volume for its product, while gross margins are expected to remain volatile due to the products' sensitivity to volume levels. The Company is currently experiencing a position of excess manufacturing capacity but expects that it will be able to decrease aggregate manufacturing costs with the relocation of its manufacturing activities to its Las Vegas, Nevada location during the second quarter of 1999, which will lower the level of excess overhead costs. The anticipated manufacturing expenses are subject to a number of risks and uncertainties.

     Research and Development

     Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities of the Company, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $2,348,000, or 41% of revenue, as compared to $2,716,000, or 67% of revenue, for the quarters ended March 31, 1999 and 1998, respectively.

     The decrease in R&D expenses are largely the result of lower personnel costs, attributable to the Company's reductions in its workforce and lower use of engineering consultants, offset by higher license fees and similar costs associated with the acquisition of outside technologies. Since the comparable period in 1998, the focus of the Company's R&D activities has changed to emphasize new game development, the introduction of new product platforms, and the introduction of new game types, such as the wide-area progressive system. The Company is focussed on offering additional features in its products that will fully utilize the underlying technology used. This is expected to require a continued heavy investment in R&D resources to continue the development of the product platform and new platforms to facilitate the elaborate requirements of the game development process. With the reductions in its workforce, the Company anticipates that the level of R&D activity will decrease in absolute dollars in future periods.

     Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and customer-support organization personnel, marketing and licensing personnel, overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions and fees for professional services. Approximately 50% of SG&A expenses are headcount related. SG&A expenses were $2,896,000, or 51% of revenue, as compared to $3,951,000, or 98% of revenue, for the quarters ended March 31, 1999 and 1998, respectively.

     The decrease in SG&A expenses over these periods is largely attributable to the reduction in personnel and associated costs from the reduction in workforce, offest by higher costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions. The Company also incurred costs compared to the prior period as it created and established a customer-support organization to support the rollout of its product into new markets, and as it established a marketing organization upon the commercial distribution of its products. The costs of these organizations are reflected in the 1999 expense levels. SG&A expenses also were affected in the current quarter due to higher legal costs associated with a patent infringement dispute and due to higher product licensing costs as the Company has increased the number of new game types and platforms for which it is currently seeking approval. The reductions in the Company's workforce are expected to result in lower absolute levels of SG&A expenses in future periods, although there can be no guarantee that such reductions will be realized.

     Interest Income and Expense

     Net interest expense was $1,926,000 for the quarter ended March 31, 1999, as compared to $933,000 for the quarter ended March 31, 1998. Included in these totals was interest income of $50,000 and $220,000 for the quarter ended March 31, 1999 and 1998, respectively. Changes in interest income over these periods are directly attributable to fluctuations in the level of average cash and investments balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments.

     Interest expense was $1,976,000 and $1,153,000 for the quarters ended March 31, 1999 and 1998, respectively. The increases in interest expense over these periods are due to increases in the Company's level of long-term indebtedness over the period. The Company raised $25 million in September 1997 from the issuance of Senior Discount Notes (the 1997 Notes) and raised an additional $15 million in July 1998 from the issuance of additional Senior Discount Notes (the 1998 Notes). The Company also raised approximately $3.6 million from equipment financing borrowing during 1998. The substantial increase in interest expense in 1999 compared to the prior year period reflects the interest costs associated with the 1998 Notes, repricing of stock warrants and the equipment financing.

     Income Taxes

     The Company has not been required to pay income taxes due to its net operating losses in each period since inception. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $69,100,000 and $35,800,000 for federal and state income tax purposes, respectively. These loss carryforwards will expire beginning in the year 2000, if not utilized. As of December 31, 1998, the Company also has R&D credit carryforwards of approximately $815,000 and $720,000 for federal and state income tax purposes, which expire beginning 2010.

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


Liquidity and Capital Resources

     The Company's financial condition has deteriorated substantially since March of 1998. Cash and equivalents had decreased to $4,097,000 at March 31, 1999 compared to $8,399,000 at December 31, 1998 and $11,146,000 at March 31,
1998. The decrease in cash in the current period is due to losses from ongoing operations that the Company has incurred and due to the repayment of an overdrawn amount of $1,868,000 from the Company's revolving line of credit arrangement in February 1999.

    As of March 31, 1999 the Company had an accumulated deficit of $89,310,000 and a shareholder's deficiency of $27,293,000 and has had operating losses every year since its inception. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. At March 31, 1999 the Company was not in compliance with the terms of its line of credit. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by a further 35% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company was able to renegotiate the terms of its line of credit with its bank in April 1999 so that this credit facility will remain available to the Company. Management is currently reviewing financing alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels, conversion of some or all of its debt to equity and sale of all or a portion of the Company's assets to improve the Company's liquidity position. Management believes that these steps, satisfactory resolution of its financing and strategic alternatives, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999.

     The net cash used in operating activities was $1,838,000 and $8,687,000 for the quarters ended March 31, 1999 and 1998, respectively. This decrease in cash used in operating activities reflects the higher amount of non-cash items such as depreciation and amortization, accretion of debt discount and accrued interest, the non-cash restructuring related charges, and a reduction in cash used for working capital. The Company was able to reduce its investments in receivables and inventory and increase its level of payables as it has improved its asset management and focussed on converting its existing assets into cash to improve its liquidity situation.

     Net cash used for investing activities was $342,000 for the three months ended March 31, 1999 compared to net cash provided by investing activities of $1,424,000 for the three months ended March 31, 1998. The change was primarily due to decreases in the acquisition of fixed assets, primarily computer equipment and software, and decreases in the net cash provided by the purchase, sale and maturity of short-term investments as the Company's available cash balances decreased.

     Net cash used in financing activities was $2,122,000 for the three months ended March 31, 1999 compared to net cash provided by financing activities of $2,057,000 for the three months ended March 31, 1998. The decrease is related to the timing of additional borrowings in the 1998 period when the Company received proceeds from term loans and the sale of common stock, but received no new term financing in the current period, and from repayments against the Company's bank line of credit in the current period.

     In April 1999 the Company announced the settlement of its patent infringement litigation with International Game Technology, Inc. ("IGT"). Under the settlement agreement the Company obtained an exclusive sublicense from IGT relating to the disputed patents, which will allow the Company to continue to sell its Lucky Draw Poker and Multi Draw Poker games without any limitations. The Company's customers who choose to purchase this product will be required to exercise a separate license agreement with IGT and to pay daily fees for the use of the game under the terms of the settlement. The Company also cross licensed certain of its intellectual property to IGT as part of the settlement and in consideration IGT will pay a per-unit royalty to the Company for each product sold that incorporates licensed technology upon the occurrence of certain events. IGT also granted the Company development rights in order to create games on IGT's current platforms and preferential development and distribution rights to create and distribute games on IGT's future product platforms. As a result of settlement of disputed royalties payable to IGT, the Company will record a favorable adjustment to income in the second quarter of 1999 of approximately $500,000.

     In May 1999 the Company renegotiated the terms of its bank line of credit. Under the renegotiated line, the Company has a $4 million secured revolving line of credit arrangement based on the Company's eligible accounts receivable, which expires on December 31, 1999. Borrowings bear interest at the bank's prime rate (8.25% at March 31, 1999) plus 3.5%. The renegotiated line requires the company to comply with certain financial covenants with which the Company is currently in compliance. This line is still subject to final bank approval before it becomes effective.


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

     During 1997, the Company implemented an enterprise-wide management information system based on Oracle applications software, which supports all of the Company's major business applications including sales and customer service, manufacturing and distribution, and finance and accounting. The Company completed an upgrade of this system in November 1998 to ensure that this system is Year 2000 compliant. As a result, management believes that the Year 2000 issue will not pose any significant operational problems for its computer systems.

     During 1998 the Company established a Year 2000 committee comprised of senior management to provide leadership and direction to the Year 2000 effort throughout the Company. The committee is using a multi-step approach in managing the Year 2000 project. The major steps include an inventory of all systems and devices with potential Year 2000 problems, assigning priority to identified items, assessing the Year 2000 compliance of all items deemed material to the Company, repairing or replacing material items that are deemed not to be Year 2000 compliant, testing material items, and designing and implementing contingency and business continuation plans. The Company has completed the inventory of its critical systems, made an assessment of Year 2000 compliance and has identified all systems to be upgraded or replaced. The Company commenced the upgrading and replacing of certain systems during the quarter ended March 31, 1999. The Company expects to have this process completed by June , 1999. The Company is still in the process of communicating with the suppliers with which it has a material contract to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company cannot accurately predict the outcome of other companies' remediation efforts.

     The Company utilizes third-party vendors for processing data such as payroll, 401(k) administration and medical benefits processing. The Company has not yet determined the status of Year 2000 readiness of these vendors. Should these vendors not be Year 2000 ready in a timely manner, the Company may be required to process transactions manually or delay processing until such time the vendors are Year 2000 compliant. No contingency plan has yet been developed, however it is expected that contingency plans could be developed, if needed, on short notice.

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

    The total cost associated with required product and systems modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company spent approximately $450,000 during 1998 in getting its major business systems upgraded and Year 2000 compliant. The Company plans on using both internal and external resources during 1999 to continue to replace and test hardware and software for Year 2000 compliance. Currently the Company does not anticipate spending more than $400,000 in connection with its Year 2000 projects during 1999. The majority of this will be spent on the purchase of new or replacement hardware and software and upgrades, and on updating software code for its products, and this will be funded from operations. The anticipated costs and scope of the Year 2000 project are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 project is expected to reduce the Company's level of uncertainty about the Year 2000 problem, and in particular, about the Year 2000 compliance and readiness of its products

     The Company currently obtains a significant amount of its revenue from relatively few customers. There can be no assurance that the Year 2000 issue will not pose significant problems for the computer systems of these customers, which could in turn affect the customers' ability to purchase machines and generate revenue for the Company. Accordingly, there can be no assurance revenue generated for the Company will not be affected by the Year 2000 issues that these customers might have. The Company cannot predict the nature of any such changes or their impact on the Company.

Outlook

    This outlook section contains a number of forward-looking statements that reflect the Company's current views with respect to future events and future financial performances. Because they relate to future activities, there is a high degree of risk that such events will not materialize and readers should not place undue influence upon them as actual results may differ materially.

    Historically, the Company focused many of its resources on creating a business based on high-volume manufacturing and placement of slot machines in casinos and other gaming establishments, with a goal of capturing market share. The Company has struggled in its endeavors against many competitors who are significantly larger and who have much greater resources than the Company. The Company has emphasized selling game platforms and sought to penetrate the market through frequent software releases of new game titles. Changes in the competitive landscape since the Company was formed have forced the Company to reevaluate its basic business strategy. The Company has incurred significant expenses in developing a fully-integrated, high overhead business that assumed a much higher level of unit sales than the Company has been able to achieve, resulting in unacceptable levels of profitability for the Company.

    Management has spent time in the latter half of 1998 and the first quarter of 1999 reviewing the basic business strategy of the Company and intends to reorganize the business around the core competencies that it believes it has created. At the same time management intends to simplify the business and focus resources so that it can significantly reduce the level of corporate overhead, minimize the level of cash usage, transition the business to one that takes advantage of revenue-sharing opportunities and focus on achieving profitability.

    The Company has sold over 3,500 machines to date and understands the need to continue to support its products and the needs of its existing customers. At the same time, the Company needs to focus on how to best exploit the technology inherent in its game platforms so that it can provide game experiences and game features that are unique to the Company and that cannot be easily exploited or imitated by its competitors. By emphasizing the quality of the wagering attraction, including the game itself, rather than the volume of new game titles, the Company hopes to be able to command premium floor locations in its customers' casinos, and as a result achieve a premium level of performance. Where necessary, the Company intends to partner with outside parties, including casino operators and or other slot manufacturers, in order to accomplish these goals. The announced joint-product development and marketing agreement with Anchor Gaming is the first example of where the Company will seek external skills to complement its own resources.

    The Company intends to leverage its investment in the infrastructure that it has already put in place. To this end, the Company intends to aggressively introduce new products that can be deployed on its wide-area progressive system and to expand the geographical coverage of its wide-area progressive systems during the remainder of 1999 including into the Native American marketplace.

    The Company intends to introduce new game title releases for sale and to refresh the game offerings on its installed base of Odyssey and Quest machines during the remainder of 1999. The Company intends to change its focus from one of frequent game releases to one that emphasizes the quality and feature content of new game titles. It also expects to offer product extensions and variations of existing, successful game titles. The Company also understands that it must emphasize more than selling a platform that has a variety of game applications upon it. The Company hopes to partner with casino operators to provide a unique, fully integrated gaming experience which encompasses packaging, merchandising, signage systems and, in some cases, unique platform packaging as well. By doing this, the Company aims to provide a more complete and feature rich experience for the gaming patron that is unique to the Company. By partnering with casino operators the Company hopes to achieve premium placement of its product.

    During the remainder of 1999 the Company also intends to continue to further reduce its level of corporate overhead. The reduction in personnel and relocation of the manufacturing operations to Nevada are expected to significantly reduce operating expenses compared to previous levels. Management is currently reviewing a number of proposals to outsource or relocate additional non-critical business functions and is attempting to sublease excess facilities in an attempt to reduce costs. Management is also taking steps to reduce the level of investment that the Company has in inventories and accounts receivable so that it can operate the business with a lower level of working capital. If the Company achieves its objectives for 1999, the volume of manufacturing and product sales is not expected to increase significantly from 1998 levels.

    The Company's future results of operations and the other forward-looking statements contained in this outlook in particular the statements regarding potential partnerships with casino operators or third parties, expansion of the wide-area progressive system and anticipated cost reductions involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the success of the Company's game titles that it introduces into the market, changes in customer order patterns, competitive factors such as new competitor product or game introductions or changes in pricing strategies, reluctance of casino operators to use participation-based products, the Company's level of financial resources and adequate cash flows, the stability of the Company's management team and workforce, and the ability of the Company to meet all initial and ongoing licensing requirements in the jurisdictions in which it sells products.

     The Company believes that it has the product offerings, facilities, personnel, and competitive resources needed for business success, but future revenue, costs, margins and profits are all influenced by a number of factors, including those discussed above and the need for the Company to raise additional funds, all of which are inherently difficult to predict.


Factors Affecting Future Results

    Management of Changing Business - The Company is planning to shift its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of revenue-sharing opportunities. It will offer product extensions and variations of successful existing games, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. The Company is also relocating its manufacturing operations from California to Nevada. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company's ability to manage this change will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Some of the keys to effecting this change are the ability of the Company to sell its existing inventory of Odyssey and Quest products in a timely manner and to resolve outstanding collections issues with customers in order to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner, the Company's business, operating results and financial condition could be adversely affected.

    Liquidity - The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At March 31, 1999 the Company had an accumulated deficit of $89,310,000 and a deficiency of shareholders' equity of $27,293,000 and was not in compliance with the terms of its line of credit. Management was able to renegotiate the terms of its line of credit with its bank in April 1999 so that this credit facility will remain available to the Company. Management is currently reviewing financing alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels, conversion of some or all of its debt to equity and sale of all or a portion of the Company's assets. If the plans that management has undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could adversely affect the Company's business, operating results and financial condition. To the extent that the Company sells additional shares or issues any convertible debt securities, or converts any existing debt into equity, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to successfully renegotiate its existing credit facility or be able to raise additional funds when and if needed.

    Volatility of Stock - The market price of the Company's stock has been highly volatile and subject to large fluctuations. The Company's stock price may be affected by factors such as actual or unanticipated fluctuations in the Company's results of operations, new product or technical introductions by the Company or any of its competitors, developments with respect to patents, copyrights or proprietary rights, conditions or trends in the gaming industry, changes in or failure by the Company to meet securities analysts' expectations, continued listing of the Company's stock on the Nasdaq National Market, general market conditions and other factors. In February 1999, the Company's common stock was removed from the Nasdaq National Market, a distinct tier of the Nasdaq stock market, as the Company was no longer in compliance with the minimum requirements relating to tangible net worth and share price. The Company's stock now trades on the Over The Counter (OTC) Bulletin Board. This is likely to reduce the level of trading activity in the Company's stock, result in higher bid/ask spreads, and increase the cost of raising additional equity for the Company.

    Retention of Personnel - The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel, and on the ability to attract new key personnel and retain existing key personnel. The Company experienced high turnover among its senior management during the second half of 1998 and in the first quarter of 1999. In February 1999 the Company announced the appointment of a new Chief Executive Officer and in March 1999 announced the resignation of its Chief Financial Officer. The Company also reduced its workforce by approximately 20% in December 1998 and by a further 35% in March 1999. These factors, combined with the Company's poor operating results and the significant decrease in the price of the Company's Common Stock may have an adverse affect on the Company's ability to retain and motivate its key employees. Competition is intense for highly skilled product development employees in particular. In addition, the Company's officers and key employees are not bound by non-competition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will not leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain its existing employees could have a material adverse affect on the Company's operating results and financial condition. Should the Company offer additional stock option grants to its existing employees to encourage them to continue their employment at the Company, this may result in additional dilution to existing shareholders.

    Customer Retention - The Company's ability to sell product may be hampered due to the financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company has experienced negative reaction from customers who have had these views during the first quarter of 1999 and who have indicated that they may not purchase additional product from the Company. Certain of the Company's competitors who have significantly greater financial and marketing resources than the Company are also trying to take advantage of the Company's financial position. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

     Intellectual Property Rights - The Company regards its product as proprietary and relies primarily on a combination of patent, trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect its proprietary rights. Defense of intellectual property rights can be costly, and there can be no assurance that the Company will be able to effectively protect its technology from misappropriation by competitors.

     As the number of software products in the gaming industry increases and the functionality of these products further overlaps, software developers and publishers or competitors may increasingly become subject to infringement claims. The Company may also become subject to infringement claims, with or without merit, that are brought by competitors who are motivated with a desire to disrupt the Company's business. The Company was notified by one of its competitors of a potential infringement claim during September of 1998 that resulted in the Company entering into a license and royalty agreement with the competitor and incurring an expense of $2,200,000. The Company was also notified in February 1999 that another of its new game titles might potentially infringe the same intellectual property rights and filed a lawsuit against this competitor seeking a declaration of noninfringement and invalidity of the competitor's patent. The competitor responded by filing a complaint against the Company alleging patent infringement. On March 16, 1998 the Company was unsuccessful in preventing the competitor from issuing a temporary restraining order that prevents the Company from shipping the disputed product until the injunction hearing that had been set for April 15, 1998 in Las Vegas. The Company was able to settle this dispute during April and entered into a cross-licensing arrangement with the third party so that the Company is able to sell its game. The Company will record a favorable adjustment to income of approximately $500,000 in the second quarter of 1999 resulting from this settlement, although the company spent a significant amount of resources on legal and consulting fees related to this dispute. Any such claims or litigation which may arise can be costly and result in a diversion of management's attention, which could have a material adverse on the Company's business and financial condition. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse affect on the Company's business, operating results and financial condition.

    Changing Legislative Environment - A number of Nevada gaming sources and competitors of the Company have disclosed during the first quarter of 1999 that they are aware of legislation that may be introduced into the 1999 session of the Nevada Legislature which could impact the Company's revenue and earnings from its installed base of participation machines in the Nevada market. The contemplated legislation may restrict or prohibit a gaming machine manufacturer from receiving a percentage of profits or revenue from a gaming machine placed on a casino floor in Nevada. Any such legislation, if passed in Nevada or other jurisdictions, would require the Company to review its business strategy of placing its premium products on a participation basis with casino operators and require it to end its practice of placing machines in casinos and sharing in the net win with the casino operators. Although no legislation has been introduced to date, any such legislation, if implemented, would have a material adverse impact upon the Company's business, operating results and financial condition.

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

    Rapidly Changing Technology - The Company's products utilize hardware components that have been developed primarily for the personal computer and multimedia industries. These industries are characterized by rapid technological change and product enhancements. The Company's ability to remain competitive and retain any technological lead may depend in part upon its ability to continually develop new slot machine games that take full advantage of the technological possibilities of state-of-the-art hardware. Should any current or potential competitor of the Company succeed in developing a competing software-based gaming platform, such a competitor could be in a position to outperform the Company in its ability to exploit developments in microprocessor, video or other multimedia technology. The emergence of a suite of slot machine games that is superior to the Company's in any respect could substantially diminish the Company's product sales and thereby adversely affect the Company's operating results.

    Dependence on Single-Source Suppliers - The Company currently obtains a number of its systems components from single-source suppliers. In particular the touchscreen and picture tube that comprise the video display are supplied by MircoTouch Systems, Inc. and Philips Display Components Company, respectively. The Company does not have long-term supply contracts with these suppliers but rather obtains these components on a purchase order basis. Although the design of these components is not unique or proprietary and the Company believes that it could identify alternative sources of supply, if necessary, there can be no assurance that the Company would be able to procure, substitute or produce such components without a significant interruption in its assembly process in the event that these single sources were unable to supply these components. Even where the Company has multiple sources of supply for a component, industry-wide component shortages, such as those that have occurred with various computer components, could significantly delay productivity, increase costs or both. The Company is also considering exclusive outsourcing arrangements whereby a single third party contract manufacturer will assemble all or a significant portion of new products that the Company is planning to introduce. The failure or delay by any supplier to furnish the Company with the required components or products could adversely affect the Company's business, financial condition and results of operations.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


    In April 1999 the Company announced the settlement of its patent infringement litigation with International Game Technology, Inc. ("IGT"). Under the settlement agreement the Company obtained an exclusive sublicense from IGT relating to the disputed patents, which will allow the Company to continue to sell its Lucky Draw Poker and Multi Draw Poker games without any limitations. The Company's customers who choose to purchase this product will be required to exercise a separate license agreement with IGT and to pay daily fees for the use of the game under the terms of the settlement. The Company also cross licensed certain of its intellectual property to IGT as part of the settlement and in consideration IGT will pay a per-unit royalty to the Company for each product sold that incorporates licensed technology upon the occurrence of certain events. IGT also granted the Company development rights in order to create games on IGT's current platforms and preferential development and distribution rights to create and distribute games on IGT's future product platforms. As a result of settlement of disputed royalties payable to IGT, the Company will record a favorable adjustment to income in the second quarter of 1999 of approximately $500,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

          Number    Exhibit Description
          ------    -------------------

          27.1      Financial Data Schedule
     _________


  (b) Reports on Form 8-K.

      None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Silicon Gaming, Inc.


                                     By      /s/ ANDREW S. PASCAL
                                        ------------------------------
                                              Andrew S. Pascal
                                        President, Chief Executive Officer,
                                        Acting Chief Financial Officer
                                         (Principal Financial and
                                          Chief Accounting Officer)

Date:   May 14, 1999