Form 10-Q
period 1999-06-30
SILICON GAMING INC
filed 1999-08-16
CIK 1013170

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ------
         Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       OR

         Transition Report pursuant to Section 13 or 15(d) of the Securities
 ------
         Exchange Act of 1934 for the transition period from           to

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
Yes        X        No
        -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              14,588,571 shares of Common Stock, $.001 par value,
                     were outstanding as of July 31, 1999.

                              SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                     INDEX

                                                                                                   Page
                                                                                                 --------

Part I     Financial Information
Item 1.    Financial Statements:

           Consolidated Balance Sheets-- June 30, 1999 and December 31, 1998......................   3

           Consolidated Statements of Operations--Three months and six months ended June 30, 1999
           and June 30, 1998......................................................................   4

           Consolidated Statements of Cash Flows--Six months ended June 30, 1999 and June 30, 1998   5

           Notes to Consolidated Financial Statements.............................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................................  10

Part II    Other Information


Item 1.    Legal Proceedings......................................................................  22

Item 6.    Exhibits and Reports on Form 8-K.......................................................  23

           Signature..............................................................................  24

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                          June 30,          December 31,
                                                                                            1999                1998
---------------------------------------------------------------------------------------------------------------------------

                                      ASSETS

CURRENT ASSETS:

  Cash and equivalents.............................................................           $  3,194             $  8,399
  Accounts receivable (net of allowances of $1,333 and $1,650).....................              4,329                5,340
  Inventories......................................................................             10,859               12,024
  Investments to fund jackpot winners..............................................                327                  288
  Prepaids and other...............................................................              1,876                1,410
                                                                                   ----------------------------------------
     Total current assets..........................................................             20,585               27,461
PROPERTY AND EQUIPMENT, NET........................................................              6,762               12,922
OTHER ASSETS, NET..................................................................              1,309                1,361
                                                                                   ----------------------------------------
                                                                                              $ 28,656             $ 41,744
                                                                                   ========================================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable.................................................................           $  1,399             $  1,480
  Accrued liabilities..............................................................              8,322                8,154
  Deferred revenue.................................................................              1,029                1,766
  Line of credit...................................................................              1,943                4,000
  Current portion of long-term obligations.........................................              1,252                1,289
                                                                                   ----------------------------------------
     Total current liabilities.....................................................             13,945               16,689
OTHER LONG-TERM LIABILITIES........................................................              3,084                2,032
LONG-TERM OBLIGATIONS..............................................................             40,423               39,809

REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473 shares
 authorized at June 30, 1999; shares outstanding: June 30, 1999--  1,111,659;
  December 31, 1998--1,474,641.....................................................              1,256                1,666


SHAREHOLDERS' DEFICIENCY
  Common Stock, $.001 par value; 50,000,000 shares authorized; shares outstanding: June 30, 1999-- 14,588,571; December 31, 1998--
    14,242,313.....................................................................             58,024               57,398
  Warrants.........................................................................              4,548                4,548
  Notes receivable from shareholders...............................................               (115)                (128)
  Accumulated deficit..............................................................            (92,509)             (80,270)
  Accumulated other comprehensive income...........................................                 --                   --
                                                                                    ----------------------------------------
     Total shareholders' deficiency................................................            (30,052)             (18,452)
                                                                                    ----------------------------------------
                                                                                              $ 28,656             $ 41,744
                                                                                    ========================================

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)






                                                              Three  Months Ended               Six Months Ended
                                                                   June 30,                         June 30,
                                                             1999             1998            1999            1998
                                                        ---------------  --------------  --------------  --------------
REVENUE:
   Hardware............................................        $ 3,609          $ 5,462         $ 7,322         $ 7,886
   Software............................................          1,502            1,941           2,888           2,661
   Participation.......................................            616              858           1,178           1,740
                                                               -------          -------         -------         -------
   Total revenue                                               $ 5,727          $ 8,261         $11,388         $12,287

OPERATING EXPENSES:
   Cost of sales and related
     manufacturing expenses............................          2,965            5,836           7,184           9,026
   Research and development............................          1,483            2,838           3,831           5,554
   Selling, general and
     administrative....................................          2,587            3,922           5,483           7,873
   Restructuring charges...............................            (35)              --           3,277              --
                                                               -------          -------         -------         -------
   Total costs and expenses                                      7,000           12,596          19,775          22,453
                                                               -------          -------         -------         -------
       Loss from operations............................          1,273            4,335           8,387          10,166
   Interest (income)/expense, net......................          1,926          $ 1,093           3,852         $ 2,026
                                                               -------          -------         -------         -------
NET LOSS                                                       $ 3,199          $ 5,428         $12,239         $12,192
                                                               =======          =======         =======         =======

Basic and diluted net loss per share                             $0.22            $0.39           $0.86           $0.91
                                                               =======          =======         =======         =======

Shares used in computation                                      14,376           13,755          14,275          13,417
                                                               =======          =======         =======         =======

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 1999               1998
                                                                          ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................           $(12,239)          $(12,192)
  Reconciliation to net cash used in operating activities:
   Depreciation and amortization........................................              2,570              2,351
   Accrued interest.....................................................              2,251              1,344
   Accretion of debt discount...........................................              1,207                736
   Deferred rent........................................................               (111)               106
   Restructuring charges................................................              3,277                 --
   Provision for bad debt...............................................                (98)               150
   Gain from disposal of property.......................................                 --                (28)
  Changes in assets and liabilities:
   Accounts receivable..................................................              1,109             (2,984)
   Inventories..........................................................              1,165             (7,531)
   Prepaid and other....................................................               (655)               142
   Participation units..................................................              1,628                668
   Accounts payable.....................................................                (80)             2,017
   Accrued liabilities..................................................             (1,808)              (392)
   Other liabilities....................................................                177                 --
   Deferred revenue.....................................................               (737)              (242)
                                                                                   --------           --------
     Net cash used in operating activities..............................             (2,344)           (15,855)
                                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.................................               (221)            (1,816)
  Proceeds from disposal of property and equipment......................                 --                 75
  Sales and maturities of short-term investments........................                 --              4,704
  Other assets, net.....................................................                (39)                47
                                                                                   --------           --------
     Net cash provided by (used in) investing activities................               (260)             3,010
                                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of Common Stock, net of notes receivable........................                 74                630
  Collection of note receivable.........................................                 13                 18
  Proceeds from term loans and line of credit...........................                 --              2,897
  Repayment of bank line of credit......................................             (2,057)                --
  Repayment of term loans...............................................               (478)              (137)
  Repayment of capital lease obligations................................               (153)              (139)
                                                                                   --------           --------
     Net cash provided by (used in) financing activities................             (2,601)             3,269
                                                                                   --------           --------
NET DECREASE IN CASH AND EQUIVALENTS....................................             (5,205)            (9,576)
  Beginning of period...................................................              8,399             16,352
                                                                                   --------           --------
  End of period.........................................................           $  3,194           $  6,776
                                                                                   ========           ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for interest..............................           $    313           $     87
                                                                                   ========           ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred stock to Common Stock.........................           $    410           $  1,399
                                                                                   ========           ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  The accompanying consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses every year since its inception and at June 30, 1999 had an accumulated deficit of $92,509,000 and a shareholders' deficiency of $30,052,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. As of June 30, 1999 the Company's cash and equivalents had decreased to $3,194,000. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern.

  In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's workforce by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by an additional 35% and made additional cuts to operating expenses. Management also announced in March 1999 the relocation of its manufacturing operations to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company has been able to significantly reduce its level of operating expenses and cash required for operating activities as a result of the above actions, and in the second quarter of 1999 reduced the amount of cash used in operations to $506,000 from the $1,838,000 used in the first quarter of 1999 and the $5,356,000 used in the fourth quarter of 1998. The Company was also able to renegotiate the terms of its line of credit with its bank during the second quarter of 1999 so that this credit facility will remain available to the Company. (See Note 5).

  In July 1999 the Company announced that it had entered into a non-binding letter of intent with the holders of its Senior Discount Notes to convert approximately $40 million of the Senior Discount Notes into a new class of convertible preferred stock. The Company had previously announced that it would not make the scheduled July 1, 1999 interest payment on the Senior Discount Notes, and the letter of intent contemplates that accrued and unpaid interest on the Senior Discount Notes would be forgiven through July 15, 1999. The amount of accrued and unpaid interest at June 30, 1999 was $6,517,000. Under the letter of intent, the Company would also receive additional funding of up to $5 million in new convertible senior secured notes. The proposed restructuring is subject to a number of conditions, including the receipt of necessary gaming and regulatory approvals and the negotiation and execution of definitive documentation. Management continues to review financing alternatives available to the Company such as additional share or debt offerings, joint ventures, alternative distribution channels, and sale of all or a portion of the Company's assets to further improve the Company's liquidity position. Management believes that these steps, satisfactory resolution of its financing and strategic alternatives, including timely completion of the proposed Senior Discount Note conversion already announced, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Net loss per share - Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Common share equivalents including stock options, warrants and Redeemable Convertible Preferred Stock have been excluded from all periods presented, as their effect would be antidilutive.

  The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                                              Three months ended June 30,     Six months ended June 30
                                                              ----------------------------  -----------------------------
                                                                  1999           1998            1999           1998
                                                              ------------  --------------  --------------  -------------
Net Loss (Numerator):
Net Loss, basic and diluted ...........................           $(3,199)        $(5,428)       $(12,239)      $(12,192)
                                                                  =======         =======        ========       ========

Shares (Denominator)
Weighted average common shares outstanding ............            14,437          14,159          14,367         13,866
 Weighted average common shares subject to
    repurchase.........................................               (61)           (404)            (92)          (449)
                                                                  -------         -------        --------       --------
 Shares used in computation                                        14,376          13,755          14,275         13,417
                                                                  =======         =======        ========       ========
Net Loss Per Share, Basic
 and Diluted............................................          $  0.22         $  0.39        $   0.51       $   0.91
                                                                  =======         =======        ========       ========



  Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Inventories

  Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                           June 30,  December 31,
                             1999        1998
                           --------  ------------
        Raw materials....   $ 4,864       $ 4,294
        Work in process..       396            93
        Finished goods...     5,599         7,637
                            -------       -------
                            $10,859       $12,024
                            =======       =======


4.   Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests only in high credit quality short-term debt with its surplus funds. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of June 30, 1999, one customer accounted for 28% of accounts receivable. As of December 31, 1998, two different customers accounted for 16% and 13% of accounts receivable. For the three months ended June 30, 1999, two customers accounted for 27% and 13% of revenue and for the six months ended June 30, 1999, one customer accounted for 18% of revenue. For the three months ended June 30, 1998 one customer accounted for 19% of revenue and for the six months ended June 30, 1998, five different customers accounted for 26%, 27%, 13%, 10% and 10% of revenue, respectively.

5.   Borrowing Arrangements

    In June 1999 the Company entered into a $4 million secured revolving line of credit agreement based on the Company's eligible accounts receivable which expires December 31, 1999. Borrowings bear interest at the Bank's prime rate (8.5% at June 30, 1999) plus 3.5%. As of June 30, 1999 the Company had $1,943,000 outstanding under this facility. This agreement requires the Company to maintain a minimum level of shareholder's equity (as defined in the agreement) and the Company was in compliance with the agreement as of June 30, 1999.

  Borrowing arrangements consist of the following (in thousands):

                                                                                   June 30,       December 31,
                                                                                     1999             1998
                                                                                --------------  ----------------
Senior Discount Notes ($47.25 million principal obligation)..................      $38,923           $37,716
Capital lease obligations....................................................          207               360
Other long-term obligations..................................................        2,545             3,022
                                                                                   -------           -------
                                                                                    41,675            41,098
Current obligation...........................................................       (1,252)           (1,289)
                                                                                   -------           -------
Long-term obligation.........................................................      $40,423           $39,809
                                                                                   =======           =======


  In July 1999, the Company announced that it had entered into a non-binding letter of intent for the conversion of $39.75 million principal obligation of Senior Discount Notes into convertible preferred stock of the Company and the forgiveness of accrued and unpaid interest on the Senior Discount Notes through July 15, 1999. See Note 7.

6.   Restructuring Charges

  In March 1999 the Company announced the closure of its Mountain View, California manufacturing facility and the relocation of all of its manufacturing operations to its Las Vegas, Nevada facility. At the same time the Company announced a reduction in size of its employee workforce by approximately 35%. The Company recorded restructuring charges of $3,312,000 in the three-month period ended March 31, 1999. The restructuring charges include severance costs, lease related costs of excess facilities and the write down of specific fixed assets associated with these facilities and assets rendered surplus as a result of the reduction in force. Details of the restructuring charges are as follows (in thousands):

                                                         Accrued
                                                       severance,       Facility        Write down
                                                       benefits &        lease              Of
                                                       other costs    obligations      fixed assets          Total
                                                      -------------  --------------  ----------------  ------------------
Restructuring provision.............                      $ 595           $ 293           $ 2,424             $ 3,312
Adjustment to amounts recorded......                         --             (35)               --                 (35)
Non-cash items......................                         --              --            (2,424)             (2,424)
Amounts paid........................                       (595)           (133)               --                (728)
                                                          -----           -----           -------             -------
Balance at June 30, 1999............                      $  --           $ 125           $    --             $   125
                                                          =====           =====           =======             =======

  Termination benefits were paid to 55 employees and all benefits were paid prior to May 31, 1999. The Company anticipates completion of all remaining restructuring activities, including disposal of assets, before the end of the third quarter, 1999.

7.   Subsequent Events


   In July 1999, the Company announced that it had entered into a non-binding letter of intent for a proposed restructuring of certain of its long-term obligations. Under the terms of the proposed restructuring, $39.75 million principal obligation of Senior Discount Notes would be exchanged for shares of convertible preferred stock that would be convertible into a 57% equity interest in the Company. The terms of the remaining balance of Senior Discount Notes would be modified to reduce the interest rate from 12.5% to 10% per annum (effective July 15, 1999), and to provide for interest to be payable in kind, at the Company's option, subject to certain coverage ratio tests, for up to the first five years following the effective date of the restructuring, at which time the notes would mature. Pursuant to the letter of intent, accrued and unpaid interest on the Senior Discount Notes remaining outstanding following the restructuring would be forgiven through July 15, 1999.

   The letter of intent also contemplates an additional investment by the holders of the Senior Discount Notes of up to $5 million in the form of convertible senior secured notes (the "New Notes"). The New Notes would bear interest at the rate of 10% per annum, payable in cash, with a maturity of 5 years. The $5 million of New Notes would be convertible into a 40% equity interest in the Company (subject to the issuance of additional employee equity incentives as described below). The New Notes would be issuable in tranches, with the first $2.0 million issued on the closing date of the restructuring. To the extent required by the Company, the remaining $3.0 million of New Notes would be issued upon the achievement of certain financial and operating hurdles.

   As part of the debt restructuring, the Company would allocate 38% of its equity as of the effective date to be issued as incentive stock-based compensation to employees. The Company's current equity holders, including all holders of options, warrants and convertible preferred stock, would own approximately 5% of the outstanding fully-diluted equity upon the effective date of the debt restructuring (prior to the issuance of any New Notes). Certain of the Company's currently outstanding warrants and convertible preferred stock have anti-dilution rights that may substantially reduce the portion of the 5% equity interest that would be allocated to holders of the common stock. As discussed above, $39.75 million of existing Senior Discount Notes would be convertible into the remaining 57% of the Company's outstanding equity as of the effective date of the debt restructuring (prior to the issuance of any New Notes). Upon issuance of any New Notes, the number of shares of common stock allocated to the employee incentive compensation pool would be increased so that the incentive pool would remain at 38% of the Company's equity after giving effect to the dilution of the conversion of the New Notes. In addition, upon closing of the debt restructuring, the Board of Directors would be reduced to three members, consisting of Andrew Pascal, the President and Chief Executive Officer of the Company, and two independent directors.

   The proposed debt restructuring is subject to a number of conditions, including receipt by the Company's board of directors of a `fairness opinion' from an investment banking firm, the receipt of all necessary gaming and regulatory approvals and the negotiation and execution of definitive documentation. There can be no assurance that the debt restructuring will be successfully implemented or that there will not be modifications to the restructuring terms. The Company expects to finalize and close the above transactions on or about September 30, 1999.

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

Overview

  Silicon Gaming, Inc. ("SGI" or the "Company") was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. In March 1997 the Company introduced its first product, Odyssey/TM/, a multi-game, video-based slot machine, into the Nevada market. In 1998 the Company introduced Quest, a single-game platform that utilizes many of the same components as the Odyssey, to increase its penetration of the casino floor. The Company has since rolled out Odyssey and Quest into other jurisdictions including Connecticut, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New Mexico, certain Canadian provinces and Uruguay.

  The Company's products feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The Company is attempting to maximize the entertainment value offered on the video screen by providing multiple levels of achievement within certain games so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. SGI believes that by utilizing these features, it will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. The Company has designed its machines with a number of unique player features, such as play stoppage entertainment/TM/. In addition, the product's modular components and Machine Management System/TM/ software provide easy-to-use diagnostics designed to minimize player inconvenience and machine down time. The Company currently offers several products including Odyssey/TM/, a multi-game machine that can play up to six different games on the same machine, and Quest, a single-game machine.

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

     Through June 30, 1999, the Company has installed 3,773 Odyssey and Quest machines in approximately 193 properties throughout Connecticut, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, certain Canadian provinces and Uruguay. Of these machines, 3,372 have been sold outright or placed on a revenue-sharing basis. After returns, 361 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period. Included in the Company's revenue and installed base at June 30, 1999 are 16 machines connected to the wide-area progressive system. The Company began reinstalling machines on its wide-area progressive system in early July.

  At June 30, 1999 the Company had cash and equivalents of $3,194,000. The Company has incurred operating losses each year since inception and as of June 30, 1999 had an accumulated deficit of $92,509,000 and a deficiency of shareholders' equity of $30,052,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern.

   In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by a further 35% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing operations to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company has been able to significantly reduce its operating expenses and the level of cash required for operating activities as a result of the above actions and in the second quarter of 1999 reduced the amount of cash used in operations to $506,000 from the $1,838,000 recorded in the first quarter of 1999 and the $5,356,000 used in the fourth quarter of 1998. The Company was also able to renegotiate the terms of its line of credit with its bank during the second quarter of 1999 so that this credit facility will remain available to the Company.

   In July 1999 the Company announced that it had entered into a non-binding letter of intent with the holders of its Senior Discount Notes to convert approximately $40 million of the Senior Discount Notes into a new class of convertible preferred stock. The Company had previously announced that it would not make the scheduled July 1, 1999 interest payment on the Senior Discount Notes, and the letter of intent contemplates that accrued and unpaid interest on the Senior Discount Notes would be forgiven through July 15, 1999. Under the letter of intent, the Company would also receive additional funding of up to $5 million in new convertible senior secured notes. The proposed restructuring is subject to a number of conditions, including the receipt of necessary gaming and regulatory approvals and the negotiation and execution of definitive documentation. Management continues to review financing alternatives available to the Company such as additional equity or debt offerings, joint ventures, alternative distribution channels, and sale of all or a portion of the Company's assets to further improve the Company's liquidity position. Management believes that these steps, satisfactory resolution of its financing and strategic alternatives, including timely completion of the proposed Senior Discount Note conversion already announced, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999.

  Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. The Company's products are now manufactured at the Company's location in Las Vegas, Nevada. At June 30, 1999 the Company had 78 employees.

 Revenue

     The Company generates revenue from the sale of its products and related parts and accessories. All products are sold with licensed software, and customers have the choice of either a paid-up or renewable annual license. The Company places products in casinos under a participation program whereby it receives 20% of the net win generated by the product as revenue. The Company also places machines in casinos that are linked to a wide-area progressive system in exchange for a predetermined share of the gross amount wagered on the machine. Amounts received from the participation program and the wide area progressive system are recorded as participation revenues. Total revenue units includes machines sold outright as well as machines placed under the participation programs.

     The Company generated revenues as follows:

                             Three Months Ended June 30,     Six Months Ended June 30,
                            -----------------------------  -----------------------------
                                 1999           1998                1999           1998
                            --------------  -------------  ----------------------  -----
                                       (in $'000 except for machine numbers)
                          -------------------------------------------------------------
Hardware sales                $3,609   63%   $5,462   66%  $ 7,322   64%  $ 7,886    64%
Software sales                 1,502   26%    1,941   24%    2,888   25%    2,661    22%
Participation revenue            616   11%      858   10%    1,178   11%    1,740    14%
                              ------  ---    ------  ---   -------  ---   -------  ----
   Total revenue              $5,727  100%   $8,261  100%  $11,388  100%  $12,287   100%
                              ======         ======        =======        =======
Total revenue units              468            606            895            847
                              ======         ======        =======        =======


     Revenue for the quarter ended June 30, 1999 was $5,727,000, a decrease of $2,534,000, or 31%, from $8,261,000 for the quarter ended June 30, 1998. This also represents an increase of $49,000, or 1%, from the $5,661,000 recorded in the three-month period ended March 31, 1999. The 1998 results included a one-time sale of approximately $1.8 million of product to a new distributor and route operator. The change in sales mix reflects an increase in direct sales relative to sales on a participation basis, and the benefit of sales to new jurisdictions. The average selling price on hardware sales decreased to $7,711 in the quarter ended June 30, 1999 compared to $8,181 in the quarter ended June 30, 1998, reflecting a much higher level of competition in the industry and a resulting higher level of discounts given to strategic corporate customers compared to the prior year period, plus lower selling prices due to the Company selling used equipment to certain customers during 1999.

     The decrease in software revenues for the three months ended June 30, 1999 of $439,000, or 23%, compared to the same period in 1998 is a direct result of the lower number of units sold outright and the lower selling prices of used equipment in the current year. Participation revenues decreased by $242,000, or 28%, compared to the comparable period in 1998 due largely to a reduction in the number of machines on participation programs as customers have either purchased those machines outright or returned them to the Company.

     Revenue for the six months ended June 30, 1999 was $11,388,000, a decrease of $899,000, or 7%, from $12,287,000 for the six months ended June 30, 1998. For the six month period ended June 30, 1999 total software sales increased by $227,000, or 9%, compared to the same period in 1998 reflecting the higher installed base of machines from which the company derives annual license fees. Total participation revenues decreased by $592,000, or 34%, due to the reductions in the number of machines on participation as the Company has converted these units to sales or were returned to the Company by its customers.

     During the three-month period ended June 30, 1999, two customers accounted for 27% and 13% of revenue. In the three-month period ended June 30, 1998 one different customer represented 19% of revenue. For the six month period ended June 30, 1999 one customer represented 18% of revenue and in the six-months ended June 30, 1998 five customers represented 26%, 17%, 13%, 10% and 10% of revenue, respectively. The Company expects that a significant portion of its revenues will remain consolidated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer would adversely affect the Company's business and results of operations.

     Cost of Sales

     Cost of sales includes the direct costs of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties, depreciation on machines placed on the participation programs as well as the costs directly associated with running the wide-area progressive systems, including payment of jackpot awards. Cost of sales was $2,965,000, or 52% of revenue, as compared to $5,836,000, or 71% of revenue, for the quarters ended June 30, 1999 and 1998, respectively. Cost of sales was $7,184,000, or 63% of revenue, as compared to $9,026,000, or 73% of revenue, for the six months ended June 30, 1999 and 1998, respectively.

     The relative decrease in cost of sales as a percentage of revenue for the three and six-month periods ended June 30, 1999 compared to the comparable prior-year periods reflect the lower level of manufacturing overhead as a result of the closure of the Company's California manufacturing facility and the relocation of all manufacturing to the Company's Las Vegas, Nevada facility. The Company also recorded a favorable adjustment to cost of sales in the three months ended June 30, 1999 of approximately $500,000 as a result of settlement of patent infringement litigation and cancellation of obligations relating to previously expensed royalties. These benefits are partially offset by higher fixed costs associated with the participation machines and the wide-area progressive system, as well as the effects of lower average selling prices of product compared to the prior year period. The Company has been able to realize a decrease in per-unit product costs as a result of reductions in the cost of materials and buying quantities, as well as redesigns from tooling certain hardware components, although the high levels of inventory that the Company has maintained for the last year have mitigated the effects of such lower product costs. The Company does not anticipate that this rate of cost reduction will continue into future periods, although management is currently investigating further outsourcing possibilities that may help to contain future product costs. The Company believes that as it introduces more unique, fully integrated specialty products, per-unit costs may actually increase in future periods.

     Gross margins are expected to remain volatile due the product's sensitivity to volume levels. The Company has yet to commence full scale manufacturing of its product in its Las Vegas facility due to its current inventory position, and so commencement of such activities may adversely affect the Company's gross margin if any difficulties are encountered. Anticipated manufacturing expenses are subject to a number of risks and uncertainties. See "Factors Affecting Future Results - Management of Changing Business."

     Research and Development

     Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities of the Company, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $1,483,000, or 26% of revenue, as compared to $2,838,000, or 34% of revenue, for the quarters ended June 30, 1999 and 1998, respectively. R&D expenses were $3,831,000, or 34% of revenue, as compared to $5,554,000, or 45% of revenue for the six months ended June 30, 1999 and 1998, respectively.

     The decreases in R&D expenses are largely the result of lower personnel costs as a result of the Company's reductions in its workforce and lower use of outside engineering consultants, offset partially by higher license fees and similar costs associated with the acquisition of outside technologies. Since the comparable periods in 1998, the focus of the Company's R&D activities has changed to emphasize new game development, the introduction of new product platforms, and the introduction of new game types, such as the wide-area progressive system. The Company is focussed on offering additional features in its product that will fully utilize the underlying technology used. This is expected to require an increased investment in R&D activities in future periods, including additional personnel, to continue the development of the existing product platforms and new platforms to facilitate the elaborate requirements of the game development process. The absolute level of R&D expenses is therefore expected to increase in future periods.

     Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and customer-support organization personnel, marketing and licensing personnel, overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions and fees for professional services. Approximately 50% of SG&A expenses are headcount related. SG&A expenses were $2,587,000, or 45% of revenue, as compared to $3,922,000, or 47% of revenue for the quarters ended June 30, 1999 and 1998, respectively. SG&A expenses were $5,483,000, or 48% of revenue, as compared to $7,873,000, or 64% of revenue for the six months ended June 30, 1999 and 1998, respectively.

     The decrease in SG&A expenses over these periods is largely attributable to the reduction in personnel and associated costs from the reductions in the Company's workforce, offset by higher costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions. The Company also incurred costs compared to the prior year periods as it created and established a customer-support organization to support the rollout of its product into new markets, and as it established a marketing organization upon the commercial distribution of its products. The costs of these organizations are reflected in the 1999 expense levels. SG&A expenses were also affected during 1999 by higher legal costs associated with patent infringement disputes and due to higher product licensing costs as the Company has increased the number of new game types and platforms for which it is currently seeking approval. SG&A expenses are expected to increase in absolute dollars as the Company invests in increased sales and marketing-related activities and in administrative personnel to support its infrastructure.

     Interest Income and Expense

     Net interest expense was $1,926,000 for the quarter ended June 30, 1999, as compared to $1,093,000 for the quarter ended June 30, 1998. Net interest expense was $3,852,000 for the six months ended June 30, 1999, as compared to $2,026,000 for the six months ended June 30, 1998. Included in these totals was interest income of $25,000 and $107,000 for the quarter ended June 30, 1999 and 1998, respectively, and $75,000 and $327,000 for the six months ended June 30, 1999 and 1998, respectively. Changes in interest income over these periods are directly attributable fluctuations in the level of average cash and investment balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments.

     Interest expense was $1,947,000 and $1,200,000 for the quarters ended June 30, 1999 and 1998, respectively, and $3,927,000 and $2,353,000 for the six months ended June 30, 1999 and 1998, respectively. The increases in interest expense over these periods are due to increases in the Company's level of long-term indebtedness over the periods. The Company raised $25 million in September, 1997 from the issuance of Senior Discount Notes (the "1997 Notes") and raised an additional $15 million in July 1998 from the issuance of additional Senior Discount Notes (the "1998 Notes"). The Company also raised approximately $3.6 million from equipment financing borrowing during 1998. The substantial increase in interest expense in 1999 compared to the prior year periods reflects the interest costs associated with the 1998 Notes, the related issuance and repricing of stock warrants and the equipment financing.

     Income Taxes

  The Company has not been required to pay income taxes due to its net operating losses in each period since inception. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $69,100,000 and $35,800,000 for federal and state income tax purposes, respectively. These loss carryforwards will expire beginning in the year 2000, if not utilized. As of December 31, 1998, the Company also has R&D credit carryforwards of approximately $815,000 and $720,000 for federal and state purposes, respectively, which expire beginning 2010.

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


Liquidity and Capital Resources

     Cash and equivalents were $3,149,000 as of June 30, 1999, compared to $8,399,000 as of December 31, 1998. The decrease in cash in the current period of $5,205,000 is due to losses from ongoing operations that the Company has incurred and to the repayment of $2,057,000 against the Company's bank line of credit during 1999.

     The Company has incurred operating losses each year since inception and as of June 30, 1999 had an accumulated deficit of $92,509,000 and a deficiency of shareholders' equity of $30,052,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern.

     In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by a further 35% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company has been able to significantly reduce its level of operating expenses and cash required for operating activities as a result of the above actions and in the second quarter of 1999 reduced the amount of cash used in operations to $506,000 from the $1,838,000 recorded in the first quarter of 1999 and the $5,356,000 used in the fourth quarter of 1998. The Company was also able to renegotiate the terms of its line of credit with its bank during the second quarter of 1999 so that this credit facility will remain available to the Company through December 1999.

     In July 1999 the Company announced that it had entered into a non-binding letter of intent with the holders of its Senior Discount Notes to convert approximately $40 million of the Senior Discount Notes into a new class of convertible preferred stock. The Company had previously announced that it would not make the scheduled July 1, 1999 interest payment on the Senior Discount Notes, and the letter of intent contemplates that accrued and unpaid interest on the Senior Discount Notes would be forgiven through July 15, 1999. Under the letter of intent, the Company would also receive additional funding of up to $5 million in new convertible senior secured notes. The proposed restructuring is subject to a number of conditions, including the receipt of necessary gaming and regulatory approvals and the negotiation and execution of definitive documentation. Management continues to review additional financing alternatives available to the Company such as additional equity or debt offerings, joint ventures, alternative distribution channels, and sale of all or a portion of the Company's assets to further improve the Company's liquidity position. Management believes that these steps, satisfactory resolution of its financing and strategic alternatives, including timely completion of the proposed Senior Discount Note conversion already announced, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 1999.

     The Company's net cash used in operating activities was $2,344,000 and $15,855,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash used in operating activities reflects the higher amount of non-cash items such as depreciation and amortization, accretion of debt discount and accrued interest, the non-cash restructuring related charges recorded in March 1999, and a significant reduction in cash used for working capital. The Company was able to reduce its investments in receivables and inventory and increase its level of payables as it has improved its asset management and focussed on converting existing assets into cash to improve its liquidity situation. During the six months ended June 30, 1999 the Company decreased its investment in receivables and inventory by $2,274,000, compared to an increase of $10,515,000, in these items in the prior year period.

     Net cash used in investing activities was $260,000 for the six months ended June 30, 1999 as compared to net cash provided by investing activities of $3,010,000 for the six months ended June 30, 1998. The change was primarily due to decreases in the net cash provided by the purchase, sale and maturity of short-term investments as the Company's available cash balances decreased, offset by reductions in the acquisition of fixed assets and decreases in other assets.

     Net cash used in financing activities was $2,601,000 for the six months ended June 30, 1999 as compared to net cash provided by financing activities of $3,269,000 for the six months ended June 30, 1998. The decrease is related to the timing of additional borrowings in the 1998 period. In 1998 the Company received proceeds from term loans and the sale of common stock, but received no new borrowings in the current period. In 1999, the Company made repayments against its bank line of credit, capital lease and term loan obligations.

   In July 1999, the Company announced that it had entered into a non-binding letter of intent for a proposed restructuring of certain of its long-term obligations. Under the terms of the restructuring, $39.75 million principal obligation of Senior Discount Notes would be exchanged for shares of convertible preferred stock that would be convertible into a 57% equity interest in the Company. The term of the remaining balance of Senior Discount Notes would be modified to reduce the interest rate from 12.5% to 10% per annum effective July 15, 1999 and to provide for interest to be payable in kind, at the Company's option and subject to certain coverage ratio tests, for up to the first 5 years following the effective date of the restructuring, at which times the Notes would mature. Pursuant to the letter of intent, accrued and unpaid interest on the Senior Discount Notes remaining outstanding following the restructuring would be forgiven through July 15, 1999.

   The letter of intent also contemplates an additional investment by the holders of the Senior Discount Notes of up to $5 million in the form of convertible senior secured notes (the "New Notes"). The New Notes would bear interest at the rate of 10% per annum, payable in cash, with a maturity of 5 years. The $5 million of New Notes would be convertible into a 40% equity interest in the Company (subject to the issuance of additional employee equity incentives as described below). The New Notes would be issuable in tranches, with the first $2.0 million issued on the closing date of the restructuring. To the extent required by the Company, the remaining $3.0 million of New Notes would be issued upon the achievement of certain financial and operating hurdles.

   As part of the restructuring, the Company would allocate 38% of its equity as of the effective date to be issued as incentive compensation to employees. The Company's current equity holders, including all holders of options, warrants and convertible preferred stock, would own approximately 5% of the outstanding fully-diluted equity upon the effective date of the restructuring (prior to the issuance of any New Notes). Certain of the Company's currently outstanding warrants and convertible preferred stock have anti-dilution rights that may substantially reduce the portion of such equity interest that would be allocated to holders of the common stock. As discussed above, $39.75 million of existing Senior Discount Notes would be convertible into the remaining 57% of the Company's outstanding equity as of the effective date of the restructuring (prior to the issuance of any New Notes). Upon issuance of any New Notes, the number of shares of common stock allocated to the employee incentive compensation pool would be increased so that the incentive pool would remain at 38% of the Company's equity after giving effect to the dilution of the conversion of the New Notes. In addition, upon closing of the restructuring, the Board of Directors would be reduced to three members, consisting of Andrew Pascal, the President and Chief Executive Officer of the Company, and two independent directors.

   The proposed restructuring is subject to a number of conditions, including receipt by the Company's board of directors of a fairness opinion from an investment banking firm, the receipt of all necessary gaming and regulatory approvals and the negotiation and execution of definitive documentation. There can be no assurance that the restructuring will be successfully implemented or that there will not be modifications to the restructuring terms. The Company expects to finalize and close the above transactions on or about September 30, 1999.

Year 2000 Issues.

     The following section represents Year 2000 readiness disclosures.

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

     During 1998 the Company established a Year 2000 management committee comprised of senior management to provide leadership and direction to the Year 2000 effort throughout the Company. The Committee is using a multi-step approach in managing the Year 2000 project. The major steps include an inventory of all major systems and devices with potential Year 2000 problems, assigning priority to identified items, assessing the Year 2000 compliance of all items deemed material to the Company, repairing or replacing material items that are not deemed to be Year 2000 compliant, testing material items, and designing and implementing contingency and business continuation plans. The Company has completed the inventory of its critical systems, made an assessment of Year 2000 compliance and has identified all systems to be upgraded and replaced. The Company commenced the upgrading and replacing of certain systems during the quarter ended March 31, 1999 and continued these activities through the current quarter. Due to vendor scheduling limitations, the Company does not expect to have all such upgrades and replacements completed until September, 1999. The Company continues to communicate with the suppliers and customers with which it has material contracts to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company cannot accurately predict the outcome of other companies' remediation efforts.

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

  A number of the Company's customers have contacted the Company to determine if the Company's products are Year 2000 compliant. The Company has tested its products and believes that the products will correctly process data such that the Year 2000 issue will not affect the operation of its products. However, because the Company's product must run on third party slot management and tracking systems, there is still a risk that the Company's products will not work properly with such third party software. This risk is exacerbated because the Company's products continue to display date fields as a two-digit rather than a four-digit field. The Company has developed a solution to this problem and is upgrading its installed base as needed. As a result, it does not anticipate any significant problem with its products being Year 2000 compliant. There can still be no guarantee that the Company's product will be able to run with third party software after December 31, 1999 however.

  The total cost associated with required product and systems modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company spent approximately $450,000 during 1998 in getting its major business systems upgraded and Year 2000 compliant. The Company plans on using both internal and external resources during the remainder of 1999 to continue to replace and test hardware and software for Year 2000 compliance. Currently the Company does not anticipate spending more than $200,000 in connection with its Year 2000 projects during 1999. The majority of this will be spent on the purchase of new or replacement hardware and software and upgrades, and on updating software code for its products, and this will be funded from operations. The anticipated costs and scope of the Year 2000 project are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

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

Factors Affecting Future Results

     Management of Changing Business - The Company is currently in the process of shifting its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of revenue-sharing opportunities. It will offer product extensions and variations of successful existing games, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. The Company has also relocated its manufacturing operations from California to Nevada. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company's ability to manage this change will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Some of the keys to effecting this change are the ability of the Company to sell its existing inventory of Odyssey and Quest products in a timely manner, and to resolve outstanding collections issues with customers in order to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner or able to successfully manage the relocation of its manufacturing activities, the Company's business, operating results and financial condition could be adversely affected.

    Liquidity - The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At June 30, 1999 the Company had an accumulated deficit of $92,509,000 and a deficiency of shareholders' equity of $30,052,000. Management was able to renegotiate the terms of its line of credit with its bank in June 1999 so that this credit facility will remain available to the Company through December 1999. In July 1999 the Company announced that it had entered into a non-binding letter of intent with the holders of its Senior Discount Notes to convert approximately $40 million of the Senior Discount Notes into a new class of convertible preferred stock. The Company had previously announced that it would not make the scheduled July 1, 1999 interest payment on the Senior Discount Notes, and the letter of intent contemplates that accrued and unpaid interest on the Senior Discount Notes would be forgiven through July 15, 1999. Under the letter of intent, the Company would also receive additional funding of up to $5 million in new convertible senior secured notes. The proposed restructuring is subject to a number of conditions, including the receipt of necessary gaming and regulatory approvals and the negotiation and execution of definitive documentation. Management is continuing to review financing alternatives available to the Company such as additional equity or debt offerings, joint ventures, alternative distribution channels, conversion of some or all of its debt to equity and sale of all or a portion of the Company's assets. If the plans that management have undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could adversely affect the Company's business, operating results and financial condition. To the extent that the Company sells additional equity or issues any convertible debt securities, or converts any existing debt into equity, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to successfully renegotiate its existing credit facility or be able to raise additional funds when and if needed.

    Volatility of Stock Price - The market price of the Company's stock has been subject to large fluctuations. The Company's stock price may be affected by factors such as actual or unanticipated fluctuations in the Company's results of operations, new product or technical introductions by the Company or any of its competitors, developments with respect to patents, copyrights or proprietary rights, conditions or trends in the gaming industry, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. The Company's stock now trades on the Over The Counter (OTC) Bulletin Board. This is likely to reduce the level of trading activity in the Company's stock, result in higher bid/ask spreads, and increase the cost of raising additional equity for the Company. The Company's stock price is expected to be adversely affected due to the announced restructuring that, if consummated, would result in a significant reallocation of the Company's equity ownership. As a result, the volatility of the Company's stock price may increase, however there can be no certainty as to how the public markets will react in both the short and long-term to this proposed transaction.

    Retention of Personnel - The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel, and on the ability to attract new key personnel and retain existing key personnel. The Company experienced high turnover among its senior management during the second half of 1998 and in the first half of 1999. The Company also reduced its workforce by approximately 20% in December 1998 and by an additional 35% in March 1999. Subsequent to these reductions, the Company has continued to lose additional employees, particularly in its sales and engineering organizations. These factors, combined with the Company's poor operating results, its current liquidity situation and the significant decrease in the price of the Company's Common Stock, may have an adverse affect on the Company's ability to retain and motivate its key employees. Competition is intense for highly skilled product development employees in particular. In addition, the Company's officers and key employees are not bound by non-competition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will not leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain its existing employees could have a material adverse affect on the Company's operating results and financial condition. Should the Company offer additional stock option grants to its existing employees to encourage them to continue their employment at the Company, this may result in additional dilution to existing shareholders.

     Customer Retention - The Company's ability to sell product has been hampered due to the current financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company has experienced negative reaction from customers who have had these views during the first half of 1999 and who have indicated that they may not purchase additional product from the Company or who have deferred purchase decisions until the uncertainties surrounding the Company's liquidity position has been resolved. Certain of the Company's competitors who have significantly greater financial and marketing resources than the Company are also trying to take advantage of the Company's financial position. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

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

     As the number of software products in the gaming industry increases and the functionality of these products further overlaps, software developers and publishers or competitors may increasingly become subject to infringement claims. The Company may also become subject to infringement claims, with or without merit, that are brought by competitors who are motivated with a desire to disrupt the Company's business. The Company has been involved in two intellectual property disputes since September, 1998. The Company has been able to negotiate a settlement to each of these disputes. The September 1998 dispute resulted in the Company entering into a license and royalty agreement with the competitor and incurring an expense of $2,200,000. The second dispute, in March 1999, resulted in the Company entering into a cross-licensing arrangement with the same competitor so that the Company was able to continue selling its product and resulted in a favorable adjustment to income of approximately $500,000 in the second quarter of 1999. There can by no assurance that similar claims will not arise in the future or that the Company will be able to successfully negotiate a settlement to such claims. Any such claims or litigation that may arise can be costly and result in a diversion of management's attention, which could have a material adverse on the Company's business and financial condition. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse affect on the Company's business, operating results and financial condition.

     Changing Legislative Environment - In May 1999 the Nevada Legislature passed legislation that negatively impacts the ability of slot machine manufacturers to derive profit from machines that it has on a participation basis in customer casinos. The legislation requires slot manufacturers to pay a proportionate share of state gaming taxes related to their share of revenue from the participation products. This will reduce the profitability of the participation machines to the manufacturers. This legislation may require the Company to review its business strategy of placing its premium products on a participation basis with casino operators and require it to end its practice of placing machines in casinos and sharing in the net win with the casino operators. Adoption of similar legislation in additional jurisdictions that attempt to restrict or prohibit slot machine manufacturers from receiving a percentage of profits or revenues from a gaming machine placed on a casino floor may have a material adverse impact upon the Company's business, operating results and financial condition.

     The opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized, historically has driven growth for demand in slot machines. However, in recent years, the legalization of gaming in new jurisdictions has been significantly reduced; therefore, demand based on new openings will be largely limited to new projects in existing markets. Certain markets that currently permit gaming are contemplating legislation to limit, reduce or eliminate gaming. If successful such legislation could limit growth opportunities for the Company. As a result of these factors, there can be no assurance that the slot machine market will sustain the rate of growth that was possible in the first half of this decade.

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

  Dependence on Single-Source Suppliers - The Company currently obtains a number of its systems components from single-source suppliers. In particular the touchscreen and picture tube that comprise the video display are supplied by MircoTouch Systems, Inc. and Philips Display Components Company, respectively. The Company does not have long-term supply contracts with these suppliers but rather obtains these components on a purchase order basis. Although the design of these components is not unique or proprietary and the Company believes that it could identify alternative sources of supply, if necessary, there can be no assurance that the Company would be able to procure, substitute or produce such components without a significant interruption in its assembly process in the event that these single sources were unable to supply these components. Even where the Company has multiple sources of supply for a component, industry-wide component shortages, such as those that have occurred with various computer components, could significantly delay productivity, increase costs or both. The Company is also considering exclusive outsourcing arrangements whereby a single third party contract manufacturer will assemble all or a significant portion of new products that the Company is planning to introduce. The failure or delay by any supplier to furnish the Company with the required components or products would adversely affect the Company's business, financial condition and results of operations.


                            PART II--OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

   In April 1999, the Company announced the settlement of its patent infringement litigation with International Game Technology, Inc. ("IGT"). Under the settlement agreement, the Company obtained an exclusive sublicense from IGT related to the disputed patents, which will allow the Company to continue to sell its Lucky Draw and Multi Draw poker games without any limitations. The Company's customers who chose to purchase this product will be required to exercise a separate license agreement with IGT and to pay daily fees for the use of the game under the terms of the settlement. The Company also cross licensed certain of its intellectual property to IGT as part of the settlement and in consideration IGT will pay a per-unit royalty to the Company for each product sold that incorporates licensed technology upon the occurrence of certain events. IGT also granted the Company development rights to create and distribute games on IGT's future product platforms. As a result of settlement of disputed royalties payable to IGT, the Company recorded a favorable adjustment to income approximately $500,000 in the quarter ended June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

          Number    Exhibit Description
          ------    -------------------
          10.40     Amended and Restated Collateral Assignment, Patent Mortgage
                    and Security Agreement between the Company and Silicon Valley Bank dated June 30, 1999
          10.41     Loan and Security Agreement dated June 30, 1999, by and
                    between the Company and  Silicon Valley Bank
          10.42     Loan Modification Agreement dated June 30, 1999, by and
                    between the Company and Silicon Valley Bank
          10.43     Cross-Corporate Continuing Guaranty Agreement dated
                    June 30, 1999, by and between the Company and Silicon Valley Bank
          27.1      Financial Data Schedule

  (b) Reports on Form 8-K.

       None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SILICON GAMING, INC.


                                     By   /s/ ANDREW S. PASCAL
                                        ---------------------------
                                              Andrew S. Pascal
                                    President, Chief Executive Officer,
                                       Acting Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)

Date:   August 16, 1999