Form 10-Q
period 1999-09-30
SILICON GAMING INC
filed 1999-11-10
CIK 1013170

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                               ----------------

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

   14,588,571 shares of Common Stock, $.001 par value, were outstanding as of
                               October 31, 1999.

================================================================================

                              SILICON GAMING, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----
 Part I  Financial Information

 Item 1. Financial Statements:

         Consolidated Balance Sheets--September 30, 1999 and December 31,
         1998............................................................     3

         Consolidated Statements of Operations--Three months and nine
         months ended September 30, 1999 and September 30, 1998..........     4

         Consolidated Statements of Cash Flows--Nine months ended
         September 30, 1999 and September 30, 1998.......................     5

         Notes to Consolidated Financial Statements......................     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations...........................................    11

 Part II Other Information

 Item 1. Legal Proceedings...............................................    23

 Item 3. Default upon Senior Securities..................................    23

 Item 6. Exhibits and Reports on Form 8-K................................    23

         Signature.......................................................    24

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
CURRENT ASSETS:
 Cash and equivalents...............................   $  1,102      $  8,399
 Accounts receivable (net of allowances of $1,308
  and $1,650).......................................      1,664         5,340
 Inventories........................................     10,803        12,024
 Investments to fund jackpot winners................        354           288
 Prepaids and other.................................      2,006         1,410
                                                       --------      --------
  Total current assets..............................     15,929        27,461
PROPERTY AND EQUIPMENT, NET.........................      5,300        12,922
OTHER ASSETS, NET...................................      1,167         1,361
                                                       --------      --------
                                                       $ 22,396      $ 41,744
                                                       ========      ========
      LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Accounts payable...................................   $    639      $  1,480
 Accrued liabilities................................      9,159         8,154
 Deferred revenue...................................        775         1,766
 Line of credit.....................................        544         4,000
 Current portion of long-term obligations...........      1,204         1,289
                                                       --------      --------
  Total current liabilities.........................     12,321        16,689
OTHER LONG-TERM LIABILITIES.........................      3,089         2,032
LONG-TERM OBLIGATIONS...............................     40,759        39,809
REDEEMABLE CONVERTIBLE PREFERRED STOCK--6,884,473
 shares authorized at September 30, 1999; shares
 outstanding: September 30, 1999--1,111,659;
 December 31, 1998--1,474,641.......................      1,256         1,666
SHAREHOLDERS' DEFICIENCY
 Common Stock, $.001 par value; 50,000,000 shares
  authorized; shares outstanding: September 30,
  1999--14,588,571; December 31, 1998--14,242,313...     58,022        57,398
 Warrants...........................................      4,548         4,548
 Notes receivable from shareholders.................       (110)         (128)
 Accumulated deficit................................    (97,489)      (80,270)
 Accumulated other comprehensive income.............        --            --
                                                       --------      --------
  Total shareholders' deficiency....................    (35,029)      (18,452)
                                                       --------      --------
                                                       $ 22,396      $ 41,744
                                                       ========      ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                  Nine Months
                                             Three Months Ended Ended September
                                               September 30,          30,
                                             ------------------ ---------------
                                               1999     1998     1999    1998
                                             ------------------ ------- -------
REVENUE:
  Hardware.................................. $    932 $   3,313 $ 8,254 $11,199
  Software..................................      448       849   3,337   3,510
  Participation.............................      619       827   1,796   2,567
                                             -------- --------- ------- -------
  Total revenue.............................    1,999     4,989  13,387  17,276

OPERATING EXPENSES:
  Cost of sales and related manufacturing
   expenses.................................    1,329     8,553   8,513  17,579
  Research and development..................    1,191     3,193   5,023   8,748
  Selling, general and administrative.......    2,484     6,224   7,969  14,097
  Restructuring charges.....................      --        --    3,277     --
                                             -------- --------- ------- -------
  Total costs and expenses..................    5,004    17,970  24,782  40,424
                                             -------- --------- ------- -------
    Loss from operations....................    3,005    12,981  11,395  23,148
Interest (income)/expense, net..............    1,975     1,721   5,824   3,747
                                             -------- --------- ------- -------
NET LOSS.................................... $  4,980 $  14,702 $17,219 $26,895
                                             ======== ========= ======= =======
Basic and diluted net loss per share........ $   0.34 $    1.06 $  1.20 $  1.98
                                             ======== ========= ======= =======
Shares used in computation..................   14,561    13,930  14,361  13,584
                                             ======== ========= ======= =======


                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                                June 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................. $(17,219) $(26,895)
 Reconciliation to net cash used in operating activities:
  Depreciation and amortization............................    3,663     3,713
  Accrued interest.........................................    3,376     2,470
  Accretion of debt discount...............................    1,825     1,316
  Deferred rent............................................     (105)      159
  Restructuring charges....................................    3,277       --
  Provision for bad debt...................................      (98)    1,105
  Stock compensation expense...............................      --        676
  Gain from disposal of property...........................      --        (27)
 Changes in assets and liabilities:
  Accounts receivable......................................    3,774    (3,416)
  Inventories..............................................    1,221    (8,912)
  Prepaid and other........................................     (752)      (73)
  Participation units......................................    2,123     1,538
  Accounts payable.........................................     (841)      (65)
  Accrued liabilities......................................   (2,098)    2,272
  Other liabilities........................................      177       --
  Deferred revenue.........................................     (991)      (25)
                                                            --------  --------
   Net cash used in operating activities...................   (2,668)  (26,164)
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment.....................     (238)   (2,730)
 Proceeds from disposal of property and equipment..........      --        118
 Sales and maturities of short-term investments............      --      4,704
 Other assets, net.........................................      (66)      (27)
                                                            --------  --------
   Net cash provided by (used in) investing activities.....     (304)    2,065
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt financing and issuance of warrants,
  net......................................................      --     14,950
 Proceeds from term loans and line of credit...............      --      4,586
 Repayment of bank line of credit..........................   (3,456)      --
 Sales of Common Stock, net of notes receivable............       72     1,143
 Collection of note receivable.............................       18        28
 Repayment of term loans...................................     (727)     (326)
 Repayment of capital lease obligations....................     (232)     (211)
                                                            --------  --------
   Net cash provided by (used in) financing activities.....   (4,325)   20,170
                                                            --------  --------
NET DECREASE IN CASH AND EQUIVALENTS.......................   (7,297)   (3,929)
 Beginning of period.......................................    8,399    16,352
                                                            --------  --------
 End of period............................................. $  1,102  $ 12,423
                                                            ========  ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest.................. $    391  $    203
                                                            ========  ========
 Issuance of common warrants............................... $    --   $  1,466
                                                            ========  ========
 Conversion of preferred stock to Common Stock............. $    410  $  1,399
                                                            ========  ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses every year since its inception and at September 30, 1999 had an accumulated deficit of $97,489,000 and a shareholders' deficiency of $35,029,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. As of September 30, 1999 the Company's cash and equivalents had decreased to $1,102,000. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern.

   In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's workforce by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999, management reduced the size of the Company's workforce by an additional 35% and made additional cuts to operating expenses. Management also announced in March 1999 the relocation of its manufacturing operations to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company has been able to significantly reduce its level of operating expenses and cash required for operating activities as a result of the above actions. The amount of cash used in operations was $324,000 for the current quarter compared to $506,000 in the second quarter of 1999, $1,838,000 used in the first quarter of 1999 and $5,356,000 used in the fourth quarter of 1998.

   In November 1999, the Company announced that it had modified the terms of the non-binding letter of intent with the holders of the Senior Discount Notes (the Notes) that it had previously announced in July, 1999 regarding the restructuring of the Notes. Under the new terms of the restructuring, $39.75 million principal obligation of the Notes would be exchanged for shares of convertible preferred stock that are convertible into a 57% equity interest in the Company. The terms of the remaining balance of the Notes would be modified to reduce the interest rate from 12.5% to 10% per annum (effective July 15, 1999), and to provide for interest to be payable in kind, at the Company's option, subject to certain coverage ratio tests, for the five years following the effective date of the restructuring, at which time the notes will mature. Pursuant to the restructuring, accrued and unpaid interest on the Notes remaining outstanding following the restructuring would be forgiven through July 15, 1999. The amount of interest to be forgiven is approximately $7.6 million.

   Similar to the terms announced in July, the new terms also contemplate an additional investment by the holders of the Notes of up to $5 million in the form of e senior secured notes (the "New Notes"). Under the new terms, the New Notes would not be convertible and would bear interest at the rate of 13% per annum, with 10% payable in cash monthly and 3% payable in kind, with a maturity of 5 years. The New Notes will be issuable in tranches, with the first $2.0 million issued on the closing date of the restructuring. To the extent required by the Company, the remaining $3.0 million of New Notes would be issued upon the achievement of certain financial and operating hurdles. (See Note 7).

                              SILICON GAMING, INC.

   Management continues to review financing alternatives available to the Company such as additional equity or debt offerings, joint ventures, alternative distribution channels, and sale of all or a portion of the Company's assets to further improve the Company's liquidity position. Management believes that if the Company is successful in completing that these steps, and in satisfactorily resolving its financing and strategic alternatives (including successful completing of the debt restructuring) with, sales related to new product introductions it will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Net loss per share

   Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Common share equivalents including stock options, warrants and Redeemable Convertible Preferred Stock have been excluded from all periods presented, as their effect would be anti dilutive.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                          Three months     Nine months ended
                                        ended Sept. 30,        Sept. 30
                                        -----------------  ------------------
                                         1999      1998      1999      1998
                                        -------  --------  --------  --------
   Net Loss (Numerator):
   Net Loss, basic and diluted......... $(4,980) $(14,702) $(17,219) $(26,895)
                                        =======  ========  ========  ========
   Shares (Denominator)
   Weighted average common shares
    outstanding........................  14,589    14,240    14,433    13,986
   Weighted average common shares
    subject to repurchase..............     (28)     (310)      (72)     (402)
                                        -------  --------  --------  --------
   Shares used in computation..........  14,561    13,930    14,361    13,584
                                        =======  ========  ========  ========
   Net Loss Per Share, Basic and
    Diluted............................ $  0.34  $   1.06  $   1.20  $   1.98
                                        =======  ========  ========  ========

3. Inventories

   Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
   Raw materials.....................................    $ 4,033      $ 4,294
   Work in process...................................        494           93
   Finished goods....................................      6,276        7,637
                                                         -------      -------
                                                         $10,803      $12,024
                                                         =======      =======

4. Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests only in high credit quality short-term debt with its surplus funds. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of September 30, 1999,

                              SILICON GAMING, INC.

one customer accounted for 16% of accounts receivable. As of December 31, 1998, two different customers accounted for 16% and 13% of accounts receivable. For the three months ended September 30, 1999, one customer accounted for 23% of revenue and for the nine months ended September 30, 1999, one customer accounted for 16% of revenue. For the three months ended September 30, 1998 one customer accounted for 40% of revenue and for the nine months ended September 30, 1998, two different customers accounted for 12% and 11% of revenue, respectively.

5. Borrowing Arrangements

   In June 1999 the Company entered into a $4 million secured revolving line of credit agreement based on the Company's eligible accounts receivable which expires December 31, 1999. Borrowings bear interest at the Bank's prime rate (8.25% at September 30, 1999) plus 3.5%. As of September 30, 1999 the Company had $544,000 outstanding under this facility. This agreement requires the Company to maintain a minimum level of shareholder's equity (as defined in the agreement) and the Company was in compliance with the agreement as of September 30, 1999.

   Borrowing arrangements consist of the following (in thousands):

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------- ------------
   Senior Discount Notes ($47.25 million principal
    obligation)....................................    $39,541      $37,716
   Capital lease obligations.......................        128          360
   Other long-term obligations.....................      2,294        3,022
                                                       -------      -------
                                                        41,963       41,098
   Current obligation..............................     (1,204)      (1,289)
                                                       -------      -------
   Long-term obligation............................    $40,759      $39,809
                                                       =======      =======

   In November 1999, the Company announced that it had modified the terms of the non-binding letter of intent with the holders of the Senior Discount Notes, regarding the conversion of $39.75 million principal obligation of Senior Discount Notes into convertible preferred stock of the Company and the forgiveness of accrued and unpaid interest on the Senior Discount Notes through July 15, 1999. See Note 7.

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

                             Accrued severance,  Facility    Write down
                                 benefits &        lease         of
                                other costs     obligations fixed assets  Total
                             ------------------ ----------- ------------ -------
   Restructuring
    provision..............        $ 595           $ 293      $ 2,424    $ 3,312
   Adjustment to amounts
    recorded...............          --              (35)         --         (35)
   Non-cash items..........          --              --        (2,424)    (2,424)
   Amounts paid............         (595)           (133)         --        (728)
                                   -----           -----      -------    -------
   Balance at September 30,
    1999...................        $ --            $ 125      $   --     $   125
                                   =====           =====      =======    =======

                              SILICON GAMING, INC.

   Termination benefits were paid to 55 employees and all benefits were paid prior to May 31, 1999. The Company anticipates completion of all remaining restructuring activities, including disposal of assets, before the end of 1999.

7. Subsequent Events

   Debt Restructuring

   In November 1999, the Company announced that it had modified the terms of the non-binding letter of intent with the holders of the Senior Discount Notes (the Notes) that it had previously announced in July, 1999 regarding the restructuring of the Notes. Under the new terms of the restructuring, $39.75 million principal obligation of the Notes would be exchanged for shares of convertible preferred stock that are convertible into a 57% equity interest in the Company. The terms of the remaining balance of the Notes would be modified to reduce the interest rate from 12.5% to 10% per annum (effective July 15, 1999), and to provide for interest to be payable in kind, at the Company's option, subject to certain coverage ratio tests, for the five years following the effective date of the restructuring, at which time the notes will mature. Pursuant to the restructuring, accrued and unpaid interest on the Notes remaining outstanding following the restructuring would be forgiven through July 15, 1999.

   Similar to the terms announced in July, the new terms also contemplate an additional investment by the holders of the Notes of up to $5 million in the form of senior secured notes (the "New Notes"). Under the new terms, the New Notes would not be convertible and would bear interest at the rate of 13% per annum, with 10% payable in cash monthly and 3% payable in kind, with a maturity of 5 years. The New Notes will be issuable in tranches, with the first $2.0 million issued on the closing date of the restructuring. To the extent required by the Company, the remaining $3.0 million of New Notes would be issued upon the achievement of certain financial and operating hurdles.

   As previously contemplated, upon closing of the debt restructuring, the Board of Directors would be reduced to three members, consisting of Andrew Pascal, the President and Chief Executive Officer of the Company, Robert Reis (a consultant to the Company) and Stanford Springel.

   In addition, current holders of the common stock would be given the right to receive four-year warrants to purchase shares of common stock equal to, in the aggregate, 15% of the outstanding common stock as of the effective date of the restructuring (calculated prior to the issuance of these new warrants). The exercise price of the warrants will be at a premium to fair market value and will be based on an enterprise value for the Company of $70 million. In addition, the warrants would only be exercisable after the first anniversary of issuance and would terminate prior to their scheduled expiration if the Company's enterprise value, as measured on the Nasdaq National Market or such exchange, exceeds $100 million. Holders of the warrants would have 180 days to exercise prior to such termination.

   As a result of the announced transactions the percentage ownership of the Company's current equity holders would be reduced from 100% to approximately 5% of the outstanding fully-diluted common stock upon the effective date of the restructuring. The Company would allocate 38% of its equity (calculated prior to issuance of the out of the money warrants described above)as of the effective date to be issued as incentive stock-based compensation to employees. As discussed above, $39.75 million of existing Notes would be exchanged for preferred stock that is convertible into the remaining 57% (calculated prior to issuance of the out of the money warrants described above) of the Company's outstanding common stock as of the effective date of the restructuring.

   The capital structure of the Company would change dramatically as a result of the restructuring. Currently there are approximately 20 million shares of common stock outstanding on a fully-diluted basis. After the closing of the restructuring, and giving effect to the conversion of preferred stock issued as part of the restructuring and exercise of warrants issued to current stockholders, the total number of shares of common

                              SILICON GAMING, INC.

stock outstanding on a fully diluted basis would increase to approximately 450 million; or approximately 22 times the current number of shares outstanding on a fully-diluted basis.

   The proposed restructuring continues to be subject to a number of conditions, including receipt by the Company's Board of Directors of a "fairness opinion" from an investment banking firm, the receipt of all necessary gaming and regulatory approvals and the negotiation and execution of definitive documentation. There can be no assurance the restructuring will be successfully implemented or that there will not be further modifications to the restructuring terms. The Company anticipates closure of the restructure during the quarter ended December 31, 1999.

  Patent Litigation

   In November, 1999 the Company received notification that it, together with three other gaming machine manufacturers, has been sued by International Game Technology (IGT) in the United States District Court for the District of Nevada. The suit, which has not been served, alleges infringement of a patent issued to IGT on September 14, 1999 entitled "Game Machine and Method Using Touch Screen". While it is too early to evaluate the merits of the case and the affect it will have on the Company's business, the Company intends to defend the suit and has retained patent counsel to review the matter, including the validity of the patent.

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

Overview

   Silicon Gaming, Inc. ("SGI" or the "Company") was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. In March 1997 the Company introduced its first product, Odyssey(TM), a multi-game, video-based slot machine, into the Nevada market. In 1998 the Company introduced Quest, a single-game platform that utilizes many of the same components as the Odyssey, to increase its penetration of the casino floor. In July 1999 the Company introduced its first slant-top product into the Nevada market. The Company has since rolled out Odyssey and Quest into other jurisdictions including Connecticut, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New Mexico, certain Canadian provinces and Uruguay.

   The Company's products feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is unattainable by the current generation of slot machines. The Company is attempting to maximize the entertainment value offered on the video screen by providing multiple levels of achievement within certain games so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. SGI believes that by utilizing these features and by introducing new game types, it will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. The Company has designed its machines with a number of unique player features, such as play stoppage entertainment(TM). In addition, the product's modular components and Machine Management System(TM) software provide easy-to-use diagnostics designed to minimize player inconvenience and machine down time. The Company currently offers several products including Odyssey(TM), a multi-game machine that can play up to six different games on the same machine, and Quest, a single-game machine.

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

   Through September 30, 1999, the Company has installed 3,698 Odyssey and Quest machines in approximately 185 properties throughout Connecticut, Indiana, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, certain Canadian provinces and Uruguay. Of these machines, 3,415 have been sold outright or placed on a revenue-sharing basis. After returns, 283 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period. Included in the Company's revenue and installed base at September 30, 1999 are 31 machines connected to the wide-area progressive system. The Company began reinstalling machines on its wide-area progressive system in early July.

   At September 30, 1999 the Company had cash and equivalents of $1,102,000. The Company has incurred operating losses each year since inception and as of September 30, 1999 had an accumulated deficit of $97,489,000 and a deficiency of shareholders' equity of $35,029,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern.

   In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by a further 35% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing operations to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company has been able to significantly reduce its operating expenses and the level of cash required for operating activities as a result of the above actions. The amount of cash used in operations was $324,000 for the current quarter compared to $506,000 in the second quarter of 1999, $1,838,000 recorded in the first quarter of 1999 and $5,356,000 used in the fourth quarter of 1998.

   In November 1999, the Company announced that it had modified the terms of the non-binding letter of intent for the restructuring of certain of its long-term obligations previously announced in July, 1999. Under the new terms of the restructuring, $39.75 million principal obligation of Senior Discount Notes would be exchanged for shares of preferred stock that are convertible into a 57% equity interest in the Company. The terms of the remaining balance of Senior Discount Notes would be modified to reduce the interest rate from 12.5% to 10% per annum (effective July 15, 1999), and to provide for interest to be payable in kind, at the Company's option, subject to certain coverage ratio tests, for the five years following the effective date of the restructuring, at which time the notes will mature. Pursuant to the restructuring, accrued and unpaid interest on the Senior Discount Notes remaining outstanding following the restructuring would be forgiven through July 15, 1999. The amount of interest to be forgiven is approximately $7.6 million.

   Similar to the terms announced in July, 1999 the restructuring also contemplates an additional investment by the holders of the Senior Discount Notes of up to $5 million in the form of senior secured notes (the "New Notes"). Under the new terms, the New Notes would not be convertible and would bear interest at the rate of 13% per annum, with 10% payable in cash monthly and 3% payable in kind, with a maturity of 5 years. The New Notes are to be issued in tranches, with the first $2.0 million issued on the closing date of the restructuring. To the extent required by the Company, the remaining $3.0 million of New Notes would be issued upon the achievement of certain financial and operating hurdles.

   In addition, current holders of the common stock would be given the right to receive four-year warrants to purchase shares of common stock equal to, in the aggregate, 15% of the outstanding common stock as of the effective date of the restructuring (calculated prior to the issuance of these new warrants). The exercise price of the warrants will be at a premium to fair market value and will be based on an enterprise value for the Company of $70 million. In addition, the warrants would only be exercisable after the first anniversary of issuance and would terminate prior to their scheduled expiration if the Company's enterprise value, as measured on the Nasdaq National Market or such exchange, exceeds $100 million. Holders of the warrants would have 180 days to exercise prior to such termination.

   Management continues to review financing alternatives available to the Company such as additional equity or debt offerings, joint ventures, alternative distribution channels, and sale of all or a portion of the Company's assets to further improve the Company's liquidity position. Management believes that if the Company is successful in completing these steps and in satisfactorily resolving its financing and strategic alternatives, including timely completion of the Senior Discount Note conversion already announced, with sales related to new product introductions it will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern for at least the next twelve months.

   Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. The Company's products are now manufactured at the Company's location in Las Vegas, Nevada. At September 30, 1999 the Company had 87 employees.

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

   The Company generated revenues as follows:

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                               ----------------------- -------------------------
                                  1999        1998         1999         1998
                               ----------- ----------- ------------ ------------
                                     (in $'000 except for machine numbers)
Hardware sales................ $  932  47% $3,313  66% $ 8,254  62% $11,199  65%
Software sales................    448  22%    849  17%   3,336  25%   3,510  20%
Participation revenue.........    619  31%    827  17%   1,797  13%   2,567  15%
                               ------ ---- ------ ---- ------- ---- ------- ----
  Total revenue............... $1,999 100% $4,989 100% $13,387 100% $17,276 100%
                               ======      ======      =======      =======
Total revenue units...........     43         241          639        1,157
                               ======      ======      =======      =======

   Revenue for the quarter ended September 30, 1999 was $1,999,000, a decrease of $2,990,000, or 60%, from $4,989,000 for the quarter ended September 30, 1998. This also represents a decrease of $3,728,000, or 65%, from the $5,727,000 recorded in the three-month period ended June 30, 1999. The decrease in sales compared to the prior year and previous period is attributable to customer concerns regarding the ability of the Company to continue as a going concern, and the deferral of product purchases until the Company could complete its proposed debt restructuring. These concerns were exacerbated by the loss of the majority of the Company's sales force during 1999. Although the Company has rebuilt its sales team during the current quarter, this has not yet significantly impacted sales due to the need to offer evaluation periods to customers for new product purchases. The average selling price on hardware sales decreased to $9,845 in the quarter ended September 30, 1999 compared to $10,070 in the quarter ended September 30, 1998, reflecting a much higher level of competition in the industry and a resulting higher level of discounts given to strategic corporate customers compared to the prior year period, plus lower selling prices due to the Company selling used equipment to certain customers during 1999.

   The decrease in software revenues for the three months ended September 30, 1999 of $401,000, or 47%, compared to the same period in 1998 is a direct result of the lower number of units sold outright in the current year. Participation revenues decreased by $208,000, or 25%, compared to the comparable period in 1998 due largely to a reduction in the number of machines on participation programs as customers have either purchased those machines outright or returned them to the Company.

   Revenue for the nine months ended September 30, 1999 was $13,387,000, a decrease of $3,889,000, or 23%, from $17,276,000 for the nine months ended September 30, 1998. For the nine month period ended September 30, 1999 total software sales decreased by $174,000, or 5%, compared to the same period in 1998 reflecting the lower level of machines sales compared to the prior period. Total participation revenues decreased by $770,000, or 30%, due to the reductions in the number of machines on participation as the Company has converted these units to sales or were returned to the Company by its customers.

   During the three-month period ended September 30, 1999, one customer accounted for 23% of revenue. In the three-month period ended September 30, 1998 one different customer represented 40% of revenue. For the nine month period ended September 30, 1999 one customer represented 16% of revenue and in the nine-months ended September 30, 1998 two customers represented 12% and 11% of revenue, respectively. The Company expects that a significant portion of its revenues will remain consolidated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer would adversely affect the Company's business and results of operations.

   Cost of Sales

   Cost of sales includes the direct costs of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties, depreciation on machines placed on the participation programs as well as the costs directly associated with running the wide-area progressive systems, including payment of jackpot awards. Cost of sales was $1,329,000, or 66% of revenue, as compared to $8,553,000, or 171% of revenue, for the quarters ended September 30, 1999 and 1998, respectively. Cost of sales was $8,513,000, or 64% of revenue, as compared to $17,579,000, or 102% of revenue, for the nine months ended September 30, 1999 and 1998, respectively.

   The relative decrease in cost of sales as a percentage of revenue for the three and nine-month periods ended September 30, 1999 compared to the comparable prior-year periods reflect the lower level of manufacturing overhead as a result of the closure of the Company's California manufacturing facility in May 1999 and the relocation of all manufacturing to the Company's Las Vegas, Nevada facility. These benefits are partially offset by higher fixed costs associated with the participation machines and the wide-area progressive system, as well as the effects of lower average selling prices of product compared to the prior year period. Cost of sales for the three and nine-month periods ended September 30, 1998 included a $2.2 million charge for royalty expense in connection with a patent infringement litigation settlement with a competitor of the Company, and a $3.3 million charge for inventory write-downs.

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

   Gross margins are expected to remain volatile due the product's sensitivity to volume levels. The Company has yet to commence full scale manufacturing of its product in its Las Vegas facility due to its current inventory position, and so commencement of such activities may adversely affect the Company's gross margin if any difficulties are encountered. Anticipated manufacturing expenses are subject to a number of risks and uncertainties. See "Factors Affecting Future Results--Management of Changing Business."

   Research and Development

   Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities of the Company, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $1,191,000, or 60% of revenue, as compared to $3,193,000, or 64% of revenue, for the quarters ended September 30, 1999 and 1998, respectively. R&D expenses were $5,023,000, or 38% of revenue, as compared to $8,748,000, or 51% of revenue for the nine months ended September 30, 1999 and 1998, respectively.

   The decreases in R&D expenses are largely the result of lower personnel costs as a result of the Company's reductions in its workforce and lower use of outside engineering consultants, offset partially by higher license fees and similar costs associated with the acquisition of outside technologies. Since the comparable periods in 1998, the focus of the Company's R&D activities continues to emphasize new game development, the introduction of new product platforms, and the introduction of new game types, such as the wide-area progressive system. The Company is focussed on offering additional features in its product that will fully utilize the underlying technology used. This is expected to require an increased investment in R&D activities in future periods, including additional personnel, to continue the development of the existing product platforms and new platforms to facilitate the elaborate requirements of the game development process.

   Selling, General and Administrative

   Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and customer-support organization personnel, marketing and licensing personnel, overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions and fees for professional services. Approximately 50% of SG&A expenses are headcount related. SG&A expenses were $2,484,000, or 124% of revenue, as compared to $6,224,000, or 125% of revenue for the quarters ended September 30, 1999 and 1998, respectively. SG&A expenses were $7,969,000, or 60% of revenue, as compared to $14,097,000, or 82% of revenue for the nine months ended September 30, 1999 and 1998, respectively.

   The decrease in SG&A expenses over these periods is largely attributable to the reduction in personnel and associated costs from the reductions in the Company's workforce, offset by higher costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions. The 1998 expenses also included $1.3 million in costs associated with the severance of prior management and compensation expense for options granted to new management, and $0.9 million in allowances relating to one customer receivable. SG&A expenses were also affected during 1999 by higher legal costs associated with patent infringement disputes and due to higher product licensing costs as the Company has increased the number of new game types and platforms for which it is currently seeking approval. SG&A expenses are expected to increase in absolute dollars as the Company invests in increased sales and marketing-related activities and in administrative personnel to support its infrastructure.

   Interest Income and Expense

   Net interest expense was $1,975,000 for the quarter ended September 30, 1999, as compared to $1,721,000 for the quarter ended September 30, 1998. Net interest expense was $5,824,000 for the nine months ended September 30, 1999, as compared to $3,747,000 for the nine months ended September 30, 1998. Included in these totals was interest income of $13,000 and $200,000 for the quarter ended September 30, 1999 and 1998, respectively, and $88,000 and $527,000 for the nine months ended September 30, 1999 and 1998, respectively. Changes in interest income over these periods are directly attributable fluctuations in the level of average cash and investment balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments.

   Interest expense was $1,988,000 and $1,921,000 for the quarters ended September 30, 1999 and 1998, respectively, and $5,912,000 and $4,274,000 for the nine months ended September 30, 1999 and 1998, respectively. The increases in interest expense over these periods are due to increases in the Company's level of long-term indebtedness over the periods. The Company raised $25 million in September, 1997 from the issuance of Senior Discount Notes (the "1997 Notes") and raised an additional $15 million in July 1998 from the issuance of additional Senior Discount Notes (the "1998 Notes"). The Company also raised approximately $3.6 million from equipment financing borrowing during 1998. The substantial increase in interest expense in 1999 compared to the prior year periods reflects the interest costs associated with the 1998 Notes, the related issuance and repricing of stock warrants and the equipment financing.

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

   A valuation allowance has been recorded for any deferred tax assets due to uncertainties regarding the realization of these assets resulting from the lack of earnings history of the Company. The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. As of March 31, 1998, approximately $4 million of the Company's net operating loss carryforwards was subject to such limitation and this limitation is dependent on the Company's future profitability and the utilization of its net operating loss carryforwards over a period of time. The Company anticipates further restriction or loss of all or a significant portion of its net operating loss carryforwards as a result of the October 1999 restructuring and conversion of long-term debt into equity, although the amount of such restriction or loss cannot accurately be determined at this time.

Liquidity and Capital Resources

   Cash and equivalents were $1,102,000 as of September 30, 1999, compared to $8,399,000 as of December 31, 1998. The decrease in cash in the current period of $7,297,000 is due to losses from ongoing operations that the Company has incurred and due to the repayment of $3,456,000 against the Company's bank line of credit during 1999.

   The Company has incurred operating losses each year since inception and as of September 30, 1999 had an accumulated deficit of $97,489,000 and a deficiency of shareholders' equity of $35,029,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern.

   In the fourth quarter of 1998 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in a reduction of the Company's work force by approximately 20% and cuts in expenditures across the Company. The Company continued to evaluate further possible ways to reduce operating expenses through outsourcing of different parts of its business and further downsizing of its workforce. In March 1999 management reduced the size of the Company's workforce by a further 35% and made additional cuts to its operating expenses. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. The Company has been able to significantly reduce its level of operating expenses and cash required for operating activities as a result of the above actions. The amount of cash used in operations was $324,000 for the current quarter compared to $506,000 in the second quarter of 1999, $1,838,000 recorded in the first quarter of 1999 and $5,356,000 used in the fourth quarter of 1998.

   In November 1999, the Company announced that it had modified the terms of the non-binding letter of intent for the restructuring of certain of its long-term obligations previously announced in July, 1999. Under the new terms of the restructuring, $39.75 million principal obligation of Senior Discount Notes would be exchanged for shares of preferred stock that are convertible into a 57% equity interest in the Company. The terms of the remaining balance of Senior Discount Notes would be modified to reduce the interest rate from 12.5% to 10% per annum (effective July 15, 1999), and to provide for interest to be payable in kind, at the Company's option, subject to certain coverage ratio tests, for the five years following the effective date of the restructuring, at which time the notes will mature. Pursuant to the restructuring, accrued and unpaid interest on the Senior Discount Notes remaining outstanding following the restructuring would be forgiven through July 15, 1999. The amount of interest to be forgiven is approximately $7.6 million.

   Similar to the terms announced in July, 1999 the restructuring also contemplates an additional investment by the holders of the Senior Discount Notes of up to $5 million in the form of senior secured notes (the "New Notes"). Under the new terms, the New Notes would not be convertible and would bear interest at the rate of 13% per annum, with 10% payable in cash monthly and 3% payable in kind, with a maturity of 5 years. The New Notes are to be issued in tranches, with the first $2.0 million issued on the closing date of the restructuring. To the extent required by the Company, the remaining $3.0 million of New Notes would be issued upon the achievement of certain financial and operating hurdles.

   In addition, current holders of the common stock would be given the right to receive four-year warrants to purchase shares of common stock equal to, in the aggregate, 15% of the outstanding common stock as of the effective date of the restructuring (calculated prior to the issuance of these new warrants). The exercise price of the warrants will be at premium to fair market value and will be based on an enterprise value for the Company of $70 million. In addition, the warrants would only be exercisable after the first anniversary of issuance and would terminate prior to their scheduled expiration if the Company's enterprise value, as measured on the Nasdaq National Market or such exchange, exceeds $100 million. Holders of the warrants would have 180 days to exercise prior to such termination.

   Management continues to review additional financing alternatives available to the Company such as additional equity or debt offerings, joint ventures, alternative distribution channels, and sale of all or a portion of the Company's assets to further improve the Company's liquidity position. Management believes that if the Company is successful in completing these steps and in satisfactorily resolving its financing and strategic alternatives, including timely completion of the proposed Senior Discount Note conversion already announced, with sales related to new product introductions, it will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern for at least the next twelve months.

   The Company's net cash used in operating activities was $2,668,000 and $26,164,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash used in operating activities reflects the higher amount of non-cash items such as depreciation and amortization, accretion of debt discount and accrued interest, the non-cash restructuring related charges recorded in March 1999, and a significant reduction in cash used for working capital. The Company was able to reduce its investments in receivables and inventory and increase its level of payables as it has improved its asset management and focussed on converting existing assets into cash to improve its liquidity situation. During the nine months ended September 30, 1999 the Company decreased its investment in receivables and inventory by $4,995,000, compared to an increase of $12,328,000, in these items in the prior year period.

   Net cash used in investing activities was $304,000 for the nine months ended September 30, 1999 as compared to net cash provided by investing activities of $2,065,000 for the nine months ended September 30, 1998. The change was primarily due to in the net cash provided by the purchase, sale and maturity of short-term investments as the Company's available cash balances decreased, offset by reductions in the acquisition of fixed assets and decreases in other assets.

   Net cash used in financing activities was $4,325,000 for the six months ended September 30, 1999 as compared to net cash provided by financing activities of $20,170,000 for the nine months ended September 30, 1998. The decrease is related to the timing of additional borrowings in the 1998 period. In 1998 the Company received proceeds from the issuance of Senior Discount Notes, term loans and the sale of common stock, but received no new borrowings in the current period. In 1999 the Company made repayments against its bank line of credit, capital lease and term loan obligations.

Year 2000 Issues

   The following section represents a Year 2000 readiness disclosure.

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

   During 1998 the Company established a Year 2000 management committee comprised of senior management to provide leadership and direction to the Year 2000 effort throughout the Company. The Committee is using a multi-step approach in managing the Year 2000 project. The major steps include an inventory of all major systems and devices with potential Year 2000 problems, assigning priority to identified items, assessing the Year 2000 compliance of all items deemed material to the Company, repairing or replacing material items that are not deemed to be Year 2000 compliant, testing material items, and designing and implementing contingency and business continuation plans. The Company has completed the inventory of its critical systems, made an assessment of Year 2000 compliance and has identified all systems to be upgraded and replaced. The Company commenced the upgrading and replacing of certain systems during the quarter ended March 31, 1999 and continued these activities through the current quarter. Due to vendor scheduling limitations, the Company does not expect to have all such upgrades and replacements completed until November, 1999. The Company continues to communicate with the suppliers and customers with which it has material contracts to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company cannot accurately predict the outcome of other companies' remediation efforts.

   The Company utilizes third-party vendors for processing data such as payroll, 401(k) administration and medical benefits processing. The Company is in the process of communicating to determine the status of

Year 2000 readiness of all of these vendors. Should these vendors not be Year 2000 ready in a timely manner, the Company may be required to process transactions manually or delay processing until such time the vendors are Year 2000 compliant. No contingency plan has yet been developed, however it is expected that contingency plans could be developed, if needed, on short notice.

   A number of the Company's customers have contacted the Company to determine if the Company's products are Year 2000 compliant. The Company has tested its products and believes that the products will correctly process data such that the Year 2000 issue will not affect the operation of its products. However, because the Company's product must run on third party slot management and tracking systems, there is still a risk that the Company's products will not work properly with such third party software. This risk is exacerbated because the Company's products continue to display date fields as a two-digit rather than a four-digit field, even though internally all date-dependent computations correctly utilize a four-digit field. The Company has developed a solution to this display problem and is upgrading its installed base as necessary. As a result, it does not anticipate any significant problem with its products being Year 2000 compliant. There can still be no guarantee that the Company's product will be able to run with third party software after December 31, 1999 however.

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

Factors Affecting Future Results

   Management of Changing Business--The Company is currently in the process of shifting its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of custom game and revenue-sharing opportunities. It will offer product extensions and variations of successful existing games, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. The Company has also relocated its manufacturing operations from California to Nevada. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company has not yet been required to commence full-scale manufacturing in Nevada due to its excess inventory position. The Company's ability to manage this change in strategy will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Some of the keys to effecting this change are the continued ability of the Company to sell its existing inventory of Odyssey and Quest products in a timely manner, and to resolve outstanding collections issues with customers in order to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner or able to successfully manage the relocation of its manufacturing activities, the Company's business, operating results and financial condition could be adversely affected.

   Liquidity--The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At September 30, 1999 the Company had an accumulated deficit of $97,489,000 and a deficiency of shareholders' equity of $35,029,000. In November 1999 the Company announced modifications to the proposed terms of the restructuring of its Senior Discount Notes previously announced in July 1999. Under the terms of the restructuring, approximately $40 million of the Senior Discount Notes would be converted into a new class of convertible preferred stock. The Company had previously announced that it would not make the scheduled July 1, 1999 interest payment on the Senior Discount Notes, and under the restructuring, accrued and unpaid interest on the Senior Discount Notes would be forgiven through July 15, 1999. The amount of accrued and unpaid interest to be forgiven is approximately $7.6 million. Under the restructuring, the Company will also receive additional funding of up to $5 million in new convertible senior secured notes, with $2 million being received upon the closing. Management is continuing to review financing alternatives available to the Company, such as additional equity or debt offerings, joint ventures, alternative distribution channels, conversion of some or all of its debt to equity and sale of all or a portion of the Company's assets. If the plans that management have undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could adversely affect the Company's business, operating results and financial condition. To the extent that the Company sells additional shares or issues any convertible debt securities, or converts any existing debt into equity, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to successfully complete the restructuring or be able to raise additional funds when and if needed.

   Volatility of Stock Price--The market price of the Company's stock has been subject to large fluctuations. The Company's stock price may be affected by factors such as actual or unanticipated fluctuations in the Company's results of operations, new product or technical introductions by the Company or any of its competitors, developments with respect to patents, copyrights or proprietary rights, conditions or trends in the gaming industry, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. The Company's stock now trades on the Over The Counter (OTC) Bulletin Board. This is likely to reduce the level of trading activity in the Company's stock, result in higher bid/ask spreads, and increase the cost of raising additional equity for the Company. The Company's stock price is expected to be adversely affected due to the announced restructuring that, if consummated, would result in a significant reallocation of the Company's equity ownership. As a result, the volatility of the Company's stock price may increase, however there can be no certainty as to how the public markets will react in both the short and long-term to this proposed transaction.

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

   Customer Retention--The Company's ability to sell product has been hampered due to the current financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company has experienced negative reaction from customers who have had these views during 1999 and who have indicated that they may not purchase additional product from the Company or who have deferred purchase decisions until the uncertainties surrounding the Company's liquidity position has been resolved. This had a material impact upon the Company's sales during the three-month period ended September 30, 1999. Certain of the Company's competitors who have significantly greater financial and marketing resources than the Company are also trying to take advantage of the Company's financial position. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

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

   As the number of software products in the gaming industry increases and the functionality of these products further overlaps, software developers and publishers or competitors may increasingly become subject to infringement claims. The Company may also become subject to infringement claims, with or without merit, that are brought by competitors who are motivated with a desire to disrupt the Company's business. The Company has been involved in three intellectual property disputes since September, 1998. The Company has been able to negotiate a settlement to two of these disputes and is undergoing preliminary discovery with respect to the most recent dispute. The September 1998 dispute resulted in the Company entering into a license and royalty agreement with the competitor and incurring an expense of $2,200,000. The second dispute, in March 1999, resulted in the Company entering into a cross-licensing arrangement with the same competitor so that the Company was able to continue selling its product and resulted in a favorable adjustment to income of approximately $500,000 in the second quarter of 1999. The Company was notified in November of another potential patent infringement dispute which names the Company and three of its competitors for an alleged patent infringement. There can be no assurance that similar claims will not arise in the future or that the Company will be able to successfully negotiate a settlement to such claims. Any such claims or litigation that may arise can be costly and result in a diversion of management's attention, which could have a material adverse on the Company's business and financial condition. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse affect on the Company's business, operating results and financial condition.

   Changing Legislative Environment--In May 1999 the Nevada Legislature passed legislation that negatively impacts the ability of slot machine manufacturers to derive profit from machines that it has on a participation basis in customer casinos. The legislation requires slot manufacturers to pay a proportionate share of state gaming taxes related to their share of revenue from the participation products. This will reduce the profitability of the participation machines to the manufacturers. This legislation may require the Company to review its business strategy of placing its premium products on a participation basis with casino operators and require it to end its practice of placing machines in casinos and sharing in the net win with the casino operators. Adoption of similar legislation in additional jurisdictions that attempt to restrict or prohibit slot machine manufacturers from receiving a percentage of profits or revenues from a gaming machine placed on a casino floor may have a material adverse impact upon the Company's business, operating results and financial condition.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In November, 1999 the Company received notification that it, together with three other gaming machine manufacturers, has been sued by International Game Technology (IGT) in the United States District Court for the District of Nevada. The suit, which has not been served, alleges infringement of a patent issued to IGT on September 14, 1999 entitled "Game Machine and Method Using Touch Screen". While it is too early to evaluate the merits of the case and the affect it will have on the Company's business, the Company intends to defend the suit and has retained patent counsel to review the matter, including the validity of the patent.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

   The Company previously announced that it did not make its scheduled interest payment on July 1, 1999 to the holders of the Senior Discount Notes (the Notes). The amount of payment not made was approximately $3 million. The Company did not make the payment and is in default of the terms of the Notes. The Company has been engaged in a consensual restructuring of the terms of the Notes with the holders of the Notes since April, 1999 but has not yet consummated a transaction. No other interest payments have become due under the Notes since July 1, 1999.

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

                                          Silicon Gaming, Inc.

                                          By      /s/ Andrew S. Pascal
                                            -----------------------------------
                                                    Andrew S. Pascal
                                           President, Chief Executive Officer,
                                             Acting Chief Financial Officer
                                             (Principal Financial and Chief
                                                   Accounting Officer)

Date: November 10, 1999