Form 10-K405
period 1999-12-31
SILICON GAMING INC
filed 2000-03-30
CIK 1013170

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________  to  ______________

    Commission File Number 000-28294

                              SILICON GAMING, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              California                                         77-0357939
    (State or Other Jurisdiction                              (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)


 2800 W. Bayshore Road, Palo Alto, CA                               94303
(Address of Principal Executive Offices)                         (Zip Code)

        (Registrant's Telephone Number, Including Area Code) 650-842-9000

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
--------------                         -----------------------------------------
    None                                                 None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates as of February 29, 2000: $5,013,226

Number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 29, 2000: 30,949,273

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 25, 2000, are incorporated by reference into
Part III of this Form 10-K.
================================================================================

                                     PART I
ITEM 1: BUSINESS

     Silicon Gaming, Inc. ("SGI" or the "Company") is engaged in the design, development, production, marketing and sale of interactive, software-based products for the gaming industry. To date it has deployed its product in video-based slot machines that it has designed and developed for use in casinos and other gaming establishments. These machines combine a multimedia gaming platform with the software-based games. The Company believes its products are more engaging and entertaining than other gaming products currently available and will, as a result, generate increased gaming revenue per device ("win per machine") for the casino operator.

     The Company's games feature high-quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is not met by the current generation of slot machines. To take advantage of these features, the Company's initial products were deployed in a product that featured high resolution video presented across the full surface of a distinctive, large touchscreen display. The Company is attempting to maximize the entertainment value offered on the video screen by providing multiple levels of achievement within certain games so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. SGI believes that, by utilizing these features, its products will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. The Company has also designed its machines with a number of unique player features, such as play stoppage entertainmentTM. In addition, the product's modular components and Machine Management SystemTM software provide easy-to-use diagnostics designed to minimize player inconvenience and machine down time. The Company currently offers several platforms for its games, including ODYSSEYTM, a multi-game machine that can play up to six different games on the same machine, QUEST, a single-game upright machine, and a traditional slant top machine.

     The Company was granted product approval for ODYSSEY from the Nevada Gaming Commission in March 1997, allowing the Company to commence commercial distribution of its products. The Company typically places machines in casinos for an evaluation period prior to sale, consistent with industry practice. The Company sells machines outright to casinos and also places machines in casinos and receives a predetermined percentage of the net win per machine. The Company also sells new game titles periodically to existing customers which allows customers to update their products.

     As of December 31, 1999, the Company had 4,050 machines installed in approximately 200 properties throughout Connecticut, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Mexico, certain Canadian provinces and
Uruguay. Of these machines, 3,702 have been sold outright or placed on a revenue-sharing basis. After returns, 348 machines remain installed on a trial basis and the casino operators will be required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period.

INDUSTRY BACKGROUND

     According to industry sources, casino gaming revenue in the United States in 1993, 1994, 1995, 1996, 1997 and 1998 was approximately $12.6 billion, $14.0 billion, $18.0 billion, $22.4 billion, $25.8 billion and $28.1 billion, respectively, and continued growth was forecast for 1999 and 2000. Slot machines, video gaming machines and similar devices are the dominant source of gaming revenue for casino operators in most U.S. markets. Slot revenue as a percentage of total gaming revenue in 1999 was 64 in Nevada and 71 in Atlantic City. Jurisdictions where gaming has been legalized more recently have reported similar statistics. For example, in 1999 slot machines accounted for 76 of casino revenue in Indiana. In addition to constituting the largest portion of gaming revenue, slot revenue is more profitable than table games for casino operators, since slot machines require much lower labor costs.

     The Company believes that slot machines offer their owners an attractive return on investment. In 1998, the average win per machine per day, defined as the average amount of money wagered on a machine less the average jackpot payoffs, on the Las Vegas Strip was $101. A new slot machine from a major manufacturer, equipped with player tracking and slot accounting software, costs approximately $8,000 and generally has a useful life that can exceed five years. At this price, a new slot machine earning the Las Vegas Strip average would recoup its purchase price in 79 days. While certain markets have lower average wins per day than the Las Vegas Strip, many other markets have win per day figures that are significantly higher. For example, in 1998, Harrahs Marina Hotel & Casino in Atlantic City reported win per machine per day of $255 and Harrah's riverboat casino in Joliet, Illinois reported win per machine per day of $371. Many of the native American gaming establishments often have daily win per machine numbers much higher than these levels, as evidenced by the two native American casinos in Connecticut reporting win per machine per day during December 1999 of $394.

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

     The U.S. gaming machine market has traditionally been dominated by reel-based slot machines. These were broadly introduced in the 1960s, when the free-spinning reel was made possible by advances in electro-mechanical circuitry. The free-spinning reel enabled manufacturers to create different versions of the same product by varying such things as the number of reels, the number of stops on each reel and the number and variety of payoff combinations. The 1980s saw the introduction of virtual reel "stepper" technology which allowed for a greater number of stops, or outcomes, on a reel, enabling casino operators to offer larger jackpots due to the lower likelihood of their being hit. Another significant development was the installation of electronic memory in machines, allowing players to keep an "account" of credits on the machine consisting of the initial amount inserted plus winnings minus losses. Since the player did not have to reinsert coins for every pull of the handle, the number of pulls per hour was increased significantly, and players tended to rewager much of the amounts won, raising the total win per machine. Except for the addition of features such as bill acceptors and player tracking systems, the technology employed by slot machines in the 1970s and 1980s still predominates in current-generation, reel-based slot machines.

     In the 1980s, hardware and software advances allowed for application of video graphics to gaming devices. Using these techniques, International Game Technology, Inc. ("IGT") was the first company to introduce video poker. Video poker offered slot players two important advantages. First, the game is interactive, since the player has to decide which cards to hold or discard during the hand. This feature allows the outcome to be influenced somewhat by the player, an attribute unavailable on reel-based machines. Second, the use of a video screen allows machine manufacturers to develop more interesting and attractive graphics than are available on reel-based slot machines. Since the mid-1990s, a number of slot machine manufacturers have introduced video-based products that have expanded the capabilities of video-based devices, including machines that offer the player a choice of up to twelve different games on a single machine. Now video-based products actually constitute a majority of new machines sales in the slot machine industry. The Company believes that the increasing popularity of video poker and multi-game machines suggests that customers may be receptive to a more complex and interactive slot experience.

     In the mid 1980s, a category of slot machine games called "progressives" was introduced and became very popular. The progressive configuration generally consists of traditional reel-based machines linked together by a computer network that allows them to share a common jackpot which is usually much larger than the jackpot that a single, unlinked machine could support. Progressives now include video based products as well. Progressive jackpots are typically several million dollars, and recently have exceeded $35 million. Progressives may be linked locally within a bank of a few machines, across an entire casino, or across an entire state. IGT is the dominant competitor in the progressives market.

     Growth in demand for slot machines has historically been driven by the opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized. However, in recent years, the number of new jurisdictions that have legalized gaming has significantly declined; therefore, demand based on new openings will be largely limited to new projects in existing markets. Several new projects are under construction or have been announced in Las Vegas, Atlantic City, on the Gulf Coast and in the Midwest.

     While the physical useful life of a slot machine can be up to a decade or more, casino operators have tended to replace machines on a cycle closer to every five years. Also, the development of certain new features which offer the prospect of significantly increased slot earnings, such as the advent of bill acceptors in the early 1990s, or more recent developments such as tokenization or cashless operating systems, can encourage operators to replace machines even more rapidly.

STRATEGY

     Although the gaming industry as a whole has enjoyed significant growth over the past decade, the Company believes that there has been very little growth in the slot machine manufacturing segment. The Company believes that most of the growth and new investment in the gaming industry over this period has come from the investment made in assets such as large hotels and themed attractions, or from the consolidation of property ownership, and that comparatively little has been invested in further developing the actual casino games which, in the aggregate, account for a majority of the average casino's revenue and profits.

     In contrast, SGI has focused its resources primarily on developing what it believes will be more rewarding and entertaining casino games. It has also developed what it believes to be a new generation of interactive slot machines on which to run its games. Since its inception, in addition to its game development, the Company has developed and refined a gaming platform that takes advantage of personal computer-based technology to offer a more visually appealing and complex gaming experience. The Company believes that its games and its machines will encourage casino patrons to play more frequently and for longer periods of time and will also attract new gaming customers, particularly younger patrons who typically are not attracted to current generation slot machines. The Company believes that, as a result, its machines will outperform most existing machines in win per machine and thus motivate casino operators to supplement or replace existing slot machines with SGI products.

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

     The Company believes that it is uniquely placed among slot machine manufacturers because of the potential to leverage the technology that is inherent in its products. The Company believes its products and platforms are significantly more complex than competing products but at the same time are more flexible so that new and innovative game types can be deployed on its game platforms. This will allow the Company to develop game types and game themes that can offer play characteristics that cannot be easily imitated by its competitors and that take full advantage of the underlying technology of the product. By doing so, the Company hopes to offer a richer, more entertaining gaming experience for the casino customer and thereby generate a higher win per day per machine. The Company believes that this will also assist it in placing machines with casino operators on a participation basis, which should prove more profitable for the Company than a one-time sale of the machine.

     The flexibility of the Company's products allow it to customize or develop new game content much quicker than its competitors. The Company believes that this will allow it to partner directly with casino operators to develop games for the exclusive use of that operator, affording the operator a competitive advantage given the lack of product differentiation between most casinos. Working directly with operators to develop products may also help the Company overcome the operators concerns about participation games, as it aligns the operator and the manufacturer to the benefits of product success. The Company believes that there is greater profit potential in this type of collaborative relationship than in the more traditional "build and sell" model of the typical slot machine manufacturer.

     The Company believes that new slot machine sales in the replacement category will surpass sales for new installations in the near future, due to the slowing in demand from new casino projects, and because the large number of machines installed during the high growth period of the early 1990s will soon be reaching their normal replacement time.

     The market for slot machines outside of North America is relatively small, with the exception of Australia, and it is generally difficult to forecast. In addition, international markets have often served as an outlet for used machines for most slot machine operators. SGI is currently focussed on establishing and solidifying its market position in North America. Given the relatively small size of the Company compared to certain of its competitors, the Company does not believe it has adequate resources to simultaneously develop products for both the North American and international markets. As a result, SGI does not currently contemplate entering any international markets with the exception of certain Canadian provinces. SGI remains open to taking advantage of opportunities in international markets, but only if this can be accomplished without any adverse impact on its domestic business.

     SGI currently sells its products outright to casino operators and other potential purchasers offering several pricing programs. For the ODYSSEY this consists of either (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire ODYSSEY game library for the term of the license. The Company's single game upright machine, QUEST, and its slant top machine are sold as a bundled package of the hardware unit and a single game for a fixed price. The Company also offers a participation program where it will place its product on a casino floor in exchange for a share in the aggregate win generated by the machine. Typically, under this program 20% of the aggregate win, subject to a predetermined minimum, or a fixed daily rental fee, goes to the Company.

     SGI believes that with the ODYSSEY, it has achieved a leadership position within the multi-game segment of the video slot machine market. Since 1997, the Company has made a great deal of progress in defining and developing what the industry refers to as a "successful game". The Company believes that it has been able to improve its game content as a result of this experience, and now it has one of the most successful blackjack games with TOP HAT 21, a successful poker game with LUCKY DRAW POKER, and some of the more successful multi-line, multi-coin games with EUREKA and BANANA RAMA. At the same time the Company believes that it currently has not yet fully exploited the technological potential of its game platform and that many of its game offerings are in fact similar to competing products.

     The introduction of QUEST during 1998 was designed to allow the Company to increase its penetration of the casino floor by offering a wider array of product and price points to the casino operator. The introduction of the wide-area progressive products in December 1998 further increased the Company's product offerings. In 1999 the Company also introduced a more traditional, slant-top machine that is physically similar to competitors' products. The Company intends to offer additional platform choices such as a new upright machines during 2000 to further diversify its product offering.

     The Company believes that its ultimate success will come not from the breadth of platform offerings, but from the quality of play characteristics of the individual games offered on those platforms, and from the total gaming experience that it can provide to patrons playing its products. Developing pricing models that will allow the Company to maximize the revenue from each of its games will also be critical to the Company's future success.

PRODUCTS

     The Company has developed a family of games and platforms that it believes represents the next generation of interactive gaming devices for use in casinos and other gaming establishments in the United States and worldwide. The Company's products utilize multimedia technologies to present casino games that it believes will be more engaging and entertaining than other gaming devices currently available. The Company's games feature high-resolution video presented across the full surface of a large touchscreen display. The touchscreen displays used by the Company are larger and more distinctive than those on competitive products, which has helped make the Company's platforms distinctive and easily recognizable within a casino environment. The games themselves feature high-quality animation, video clips, digital sound and a level of game attractiveness and interaction that the Company believes is unavailable from and unachievable by current-generation slot machines. Unlike traditional "hardware-dominant" slot machines, the Company's products run games that are software based, allowing SGI to offer casino operators the benefit of flexibility to adapt their game offerings to evolving technologies and changing consumer tastes without structural change to, or replacement of, the gaming platform.

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

     The development cycle for the Company's games has been reduced significantly since the Company's initial introduction of games in 1997. The Company developed a standard "engine" for each game type that it introduced such as video-reels, keno, poker, blackjack and multi-line, multi-coin. In addition, for every game that is introduced the Company develops a number of different percentaging models that each have a different hold percentage. The percentaging models are developed to meet jurisdictional regulatory requirements, local market conditions and to offer flexibility to the casino operators. The number of percentaging models vary by game type. For example, ARABIAN RICHES, a reel-based game introduced during 1998 has 38 different percentaging variations and PHANTOM BELLE, a poker-based game, has 29 different percentaging variations. The choice of gaming platform can also affect the development cycle for games; however, to date the Company has used a common gaming platform for all of its hardware products. Development of a new game engine is a lengthy process but one that can be leveraged and used on subsequent game offerings. The ability to leverage existing game engines and percentaging models allows the Company to develop new game themes and to introduce these new game titles much faster than if it had to develop a brand new game engine with unique percentaging requirements. This has been reflected in the increase in the number of new game titles that the Company introduced in 1999 as compared to 1998.

     All of SGI's games embed an engaging and entertaining theme story to help attract patrons to the Company's machines. Some of the games developed and introduced during 1999 include the following:

          EUREKA - This multi-line, multi-coin wagering experience takes players deep inside a derelict coal mine on the way to hidden fortune. Featuring two separate bonuses embedded in the basic 4 X 4 playing field, players can follow a coal cart as it speeds its way into a long-sealed mine shaft on their way to discovering riches. This game was named one of Casino Journal's Top 20 Most Innovative Games of the Year in 1999.

          HOT REELS - A new game type developed and patented by Silicon Gaming during 1999, Hot Reels introduces the player-decision characteristics of video poker into a 3-reel traditional game set to an engaging auto racing theme. Players can select or hold game symbols from one reel across all of the reels being played (up to 5 reels simultaneously), and then re-spin for a second chance at a match, increasing their opportunities to win.

          STRIKE-IT-RICH - A multi-line, multi-coin game based on the popular pasttime of 10-pin bowling, this game offers players an unusual twist. The opportunity to actually bowl a bowling ball for cash. Incorporating a track ball, when bonus time comes around, the player can use the track ball to go bowling for dollars. Also named one of Casino Journal's Top 20 Most Innovative Games of the Year in 1999, this game is sold and distributed on the Company's behlf by Anchor Gaming.

         BANANA-RAMA DELUXE- A multi-line, multi-coin version of the Company's traditional three-reel game BANANA RAMA, this game utilizes the same infectious jungle rhythms and the on-screen antics of the game's two animated host monkeys, Banana and Clyde. The characters interact with each other and with the player and celebrate jackpots with the player. A bonus feature takes the player to the Oyster Bar for a pick-till-you-win bonus game where players can select up to twelve oysters and collect the awards lying inside each of the oysters. The players continue doing this until the collect symbol appears at which time they return to the game.

         CASH CRUISE - This multi-line, multi-coin game set to a cruise ship theme takes the player across the oceans to either of a tropical or artic destination to see the sights and win some cash. Cash Cruise is a nickel game that allows the player to wager up to 50 coins a play. This game features two instant bonuses that hit with varying frequencies. Players select one of a selection of different destinations and collect prizes based upon the amount wagered and then return to the game.

     The Company believes that the combination of its attractive machines, high-level graphics and sound, bonusing features and the pursuit of an interesting and entertaining story will make SGI's product outperform conventional slot machines. During the last few years, a number of the Company's competitors have developed games based upon well known licensed brands that the manufacturers have licensed from the holders of the brands. This has helped in the "attract" stage of the wagering experience in bringing customers to a machine as customers can readily identify with these brands. Many of these games have been participation games, and have been highly successful for both the casino operator and the slot machine manufacturer. The abilty to use licensed brands as themes for slot games has to date been limited to the larger competitors in the slot machine industry who have the necessary financial resources to acquire those brands. Competition for well known and established brands has intensified, which has increased the price that a manufacturer must pay to acquire the licensed brand. The Company believes that opportunities exist for it to partner with one or several of the larger casino operators to aquire licensed brands during 2000 that will allow it to compete in this new, but growing segment of the gaming industry.

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

     PLATFORM, HARDWARE AND OTHER PHYSICAL ATTRIBUTES

     SGI's gaming platforms so far have been designed to resemble a traditional slot machine in many respects. Its machines occupy the same footprint as a traditional slot machine and are of roughly the same general size and shape, enabling casino operators to replace traditional slot machines with SGI's machines without any reconfiguration of the casino floor. The most distinctive attribute of the upright products the Company has introduced so far are their vertically-oriented, 26-inch-diagonal touchscreen video monitor. A player's sense of interactivity is heightened by the ability to make all the required decisions on the screen, within the game itself. However, for players who are uncomfortable or unfamiliar with touchscreen devices, all of the traditional slot machine controls have been included as well. Thus, a player can control the game by using the touchscreen, by pushing a series of buttons similar to those found on current slot or video poker machines, or by pulling a handle as on traditional slot machines. Coin handling mechanisms, bill acceptors, card readers and other devices related to cash deposit, credit and win payout are similar to those used in current gaming machines. The music, voice and other audible features of the Company's games are played on a digital sound system.

     The products that the Company has introduced all share a common gaming platform. The principal electronic hardware used in the SGI gaming platform consists of multimedia and personal computer ("PC") components. The central processing unit is an Intel 200-MHz Pentium chip. This processor is accompanied by a variety of video and auxiliary controllers, some of which have been developed exclusively for use with the Company's products. To achieve a high level of multimedia performance from its system, the Company's machines use 64 megabytes of random access memory. Storage for the audio and visual media elements of the games, as well as the product software itself, is provided by a high-density 4 gigabyte hard disk drive for the multi-game machines and by a smaller 2-gigabyte hard disk drive for single game machines. All of these components are connected internally by a high-speed PCI bus. SGI's reliance on sophisticated full-motion video and high-quality audio presentations requires the use of state-of-the-art technology, and SGI expects to upgrade the performance of its platform periodically as higher-performance components become available. SGI machines are intended to be easily reconfigurable in the field through the replacement of hardware components such as computer motherboards and video and auxiliary controllers, allowing casino operators to upgrade hardware in a cost-effective manner.

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

     SGI's machines were designed to accept future hardware upgrades to take advantage of networking capabilities. When networked, two or more machines can be linked, facilitating activities such as group play, tournaments and progressives. For example, a particular group of platforms can be configured to announce to players that a tournament will begin at a particular time and allow each player the option to participate. Similarly, platforms can be configured so that when one machine hits a jackpot, a player at another machine can win a bonus award; the two affected platforms can then display a coordinated audio/video simulation of a coin flying out of one tray and into the other. The Company believes that features of this kind will promote interaction among players at adjacent platforms and thereby maintain player interest for longer periods of time. The Company introduced its first product into the Nevada market in December 1998, THE BIG WIN, that incorporated this networking capability in a wide-area progressive system. The Company anticipates introducing products into the market during 2000 that will incorporate group play and tournament capabilities.

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

PRODUCT DEVELOPMENT

     The Company's product development efforts, particularly its game development and customization efforts, will be critical to its success in the gaming market. Research and development (R&D) expenses have increased significantly since inception. However, given the maturity of the game platform, the development tools and the software code base, the Company anticipate higher levels of productivity that will result in increased product output and an overall reduction in the level of development expenses. Development efforts will also likely be focussed on new or custom game development during 2000. During the years ended December 31, 1999, 1998 and 1997, the Company's research and development expenses were $4,410,000, $11,853,000 and $9,283,000, respectively. The reductions in the Company's headcount in late 1998 and early 1999, driven by efforts to reduce costs in light of continued losses, contributed to the lower levels of R&D expense during 1999. At December 31, 1999, 23 of the Company's 90 full-time employees were engaged in research and development.

     Ideas for new games are derived from customer preferences as perceived by the Company or ascertained through the Company's market research and direct feedback from slot machine operators. The initial designs for the Company's games are conceived by a design team, which outlines the appearance and features of each game. A prototype is developed by a production team that includes a producer, product manager, artists, computer graphics engineers and entertainment software engineers. The game is then evaluated by SGI's marketing and sales staff, after which it is modified into its final form. The Company estimates that the development of a typical game takes approximately two to six months and costs approximately $150,000 to $400,000.

     SGI is seeking to develop a variety of specific games which management believes will appeal to casino operators and their customers. Currently, the Company is engaged in the development of games based on traditional slot machine games such as animated reel slots and video poker, as well as developing its first brand based products. The Company is also creating variations of the multi-coin, multi-line, Australian type games which have proved popular and successful in all of the US gaming markets since 1998.

     Some of the games currently under development include the following:

          HITSVILLE - The hits keep coming in this Motown inspired multi-line, multi-coin game. Stylized characters and soulful sounds come together in this nod to Barry Gordy `s "hit factory". The game features two unique bonuses and stunning graphics, making it a pleasure to play.

          KING PUTTT - Golf and gambling have long gone together and now players can test their skills in a true "putt for money" contest. This five-reel, nine-line payout game brings high hit frequency and a seemingly skill based bonus game incorporating the animated antics of mini-golf with an entertaining wagering experience.

          3-REEL HOLDUP - This comic-book caper set to a 20's gangster theme, complete with wise -cracking "tough guys", car chases, armored car heists and a swinging soundtrack, is the Company's second unique "multi-spin" reel based game. Targetted to be a quarter denomination game, success sees the lucky particpant choosing a bag of loot from the back of an armored truck.

          STOCK CARDS - This high-speed, single hand poker game has been set to an auto racing theme and is designed to remind you how popular traditional draw poker still is. Stock cards offers the added challenge of accelerated play and experienced players can rev up the proposition rate to keep pace with their thirst for action.

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

     The product development strategy to date has focussed on enhancing traditional gaming experiences by offering variations of existing casino-type games. Familiarity with these game types attracts customers to these games. The company has also taken this strategy a step further by introducing games based on familiar brands or activities, such as the EUREKA mining game. The next phase in the Company's product development strategy , which it commenced in 1999 is to introduce completely new types of wagering experiences such as the multi-spin games offered with HOT REELS or the interactive bowling in STRIKE IT RICH. The Company intends to introduce new game types that reflect a broader kind of wagering experiences during 2000.

     Over time, SGI expects to introduce additional games that offer a wider range of gaming experiences as players become more familiar with the capabilities of advanced video gaming platforms. For example, the Company may introduce games that utilize new digital camera technology to transform the player into the game during a bonus event, to enable the player to "participate" in the game, rather than merely being a spectator to a predetermined random outcome. The Company also anticipates developing more of its games for progressive formats in which the Company's machines would be networked to support a common jackpot that is significantly larger than that which a stand-alone machine could offer, or to support additional networked features such as tournaments and peer-to-peer play.

     As internet technolgies continue to evolve, the Company will continue to monitor the changes in the legal environment surrounding on-line gaming. To the extent that it will not jeopardize is existing gaming licenses, the Company will look at leveraging its software content in the internet domain, either through licensing its content to third parties, developing or operating its own internet gaming site for cash or for prize, developing gaming sites for other third parties, or any combination of the above. The Company believes that its software-based games would translate easily into the internet world, and continues to monitor the evolution of this online gaming market.

SALES AND MARKETING

     The ultimate success of SGI's games and its gaming platforms depends on its acceptance by casino operators and casino patrons. The Company believes that, from the point of view of casino operators, the attractiveness of any game or gaming platform depends on win per machine, ease of upgrade, maintenance and game change and information management. The Company believes that, from the casino patron's perspective, the attractiveness of a platform is a function of entertainment value and the perceived likelihood of the customer winning. SGI's sales and marketing strategy is to generate product sales by highlighting the advantages presented by its gaming platform to casino operators, such as potential for increased win per machine; and by developing processes focused on key operator values. SGI's marketing strategy also targets casino players and will focus on developing brand recognition for SGI's games, which the Company believes can be accomplished through the development of proprietary games that deliver greater entertainment value for the gaming dollar.

     SGI intends to position itself as a partner with either casino operators or other slot manufacturers in establishing the next generation of wagering entertainment. The Company recognizes that it is a small player in the gaming industry at this point and that it may have to leverage the skills and experience of these third parties to help in the development or deployment of new products. During 1999 the Company worked with Anchor Gaming to jointly develop and introduce a new game, STRIKE-IT-RICH. Anchor is responsible for the sale and support of the product which is manufactured by the Company.

     Because SGI's games are software-based, SGI believes that there will be a significant opportunity for game customization and the development of games for the exclusive use of one or more casino customers. It is already commonplace for casinos to ask that conventional slot machines be customized with the casino's logo or theme. SGI believes that it can significantly exceed this level of customization by inserting the casino's logo or theme right in the game, by presenting images of the casino's other games and amenities, or by creating a new game entirely based on the casino's theme. The Company expects that it would charge fees for any customization or development work that it performs for any other parties. The Company announced in February 2000 that it had entered into a joint-development agreement with a Nevada-based casino operator to develop a licensed brand into an exclusive game for that operator. The Company expects to announce more of these type of arrangements in the future as a way to help defray the cost and risks of new game development and to facilitate distribution of its products.

     The Company currently sells product through a direct sales force that is based in Nevada, Mississippi and the mid-west. The Company is planning to distribute product through third parties including other slot machine manufacturers or casino operators to help in the penetration of new markets without the need for additional hiring. As at December 31, 1999, 19 of the Company's 90 full-time employees were engaged in sales and marketing.

     The successful introduction of the Company's product is subject to substantial risks and uncertainties, including the risk of technical or manufacturing difficulties, the possibility that the SGI platform will not receive the anticipated market acceptance and possible delays or hurdles associated with licensing of the Company's product in various jurisdictions.

     The Company is required to be licensed in each jurisdiction in which it expects to sell product. As of December 31, 1999, the Company has received both corporate approval and approval to sell its product in Colorado, Illinois, Indiana, Iowa, Nevada, New Jersey, Missouri, Mississippi, and certain native American jurisdictions in Connecticut, Louisiana, Michigan, Minnesota and New Mexico. See "Gaming Regulation and Licensing."

     Although the Company plans to file applications in other jurisdictions, there can be no assurance that the Company will be ready to file future applications or that any licenses will be granted on a timely basis, or at all.

PRICING

     The Company sells its products to casino operators and other potential purchasers offering several pricing programs. For the ODYSSEY this consists of either (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire game library for the term of the license. QUEST and the slant-top product are sold as a bundled package of the hardware unit and a single game for a fixed price.

     Similar to several of its competitors, the Company also offers a revenue sharing plan as an alternative to the above purchase pricing options. Under this plan, the casino operator is not required to make an upfront capital investment; rather, in exchange for placing the machines on the floor, the casino operator agrees to share with the Company the aggregate win generated by the machines. Under this plan, 20% of the aggregate win goes to the Company, subject to a predetermined minimum. In certain jurisdictions where this type of arrangement is not permitted, the operator agrees to pay a fixed daily fee for the use of the machine. The Company's plan is unique because the Company also offers the casino operator a buyout option at any point after the 90 day minimum evaluation period, something not currently offered in the industry. Under the buyout option, the operator receives a credit towards the purchase of the hardware and must purchase its choice of software at list price. The Company believes that licensing revenue from game software may eventually constitute a substantial portion of its revenue.

COMPETITION

     The current slot machine market is highly competitive and is dominated by a small number of manufacturers, many of whom have significantly greater financial and other resources than the Company. The Company believes that the principal competitive factors in this market are the appeal of the machine to players, knowledge of customer requirements and player preferences, price, ease of use, service, support and training, distribution, and name and product recognition. The principal competitors in the slot machine market are IGT and Williams Industries. IGT may be viewed as a dominant competitor, with a 1999 market share estimated at 70%; William Industries 1999 market share is estimated at 15%. Additional competitors or potential competitors include Bally/Alliance Gaming, Inc., Anchor Gaming, Inc., Aristocrat Leisure Industries, Universal Distributing, Sigma Games, Casino Data Systems, Mikohn Systems, Inc. and Acres Gaming Inc. There can be no assurance that other companies in the video game or multimedia market will not successfully enter the market for video slot machines, nor can there be any assurance that the manufacturers of traditional slot machines will not develop products that are superior to, or that achieve greater market acceptance than, the Company's product. A number of the Company's larger customers who operate multiple casinos have also indicated that they may become involved in the design, development and manufacture of slot machines, although to date few have actually done so. In general, the Company's existing competitors, as well as many potential new competitors, have significantly greater financial and technical resources than the Company, as well as more established customer bases and distribution channels, any of which could afford them a competitive advantage. If any of the Company's products or specific game titles display potential to capture a significant share of the gaming machine market, the Company's competitors can be expected to employ a variety of tactics to limit erosion of their market shares, including price reductions, acceleration of technical development or acquisition of new, competitive technologies. Any success the Company might have may benefit existing competitors and induce new competitors to enter the market. There can be no assurance that the Company will be a successful competitor in the gaming machine industry.

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

     In developing its games, the Company relies on certain software that it licenses from Duck Corporation ("Duck") on a nonexclusive basis. This license may be terminated by Duck only in the event of a material breach of its terms by the Company or in the event of a bankruptcy petition with respect to the Company. The Company believes that alternative products exist that accomplish the same functionality as that licensed from Duck.

EMPLOYEES

     As of December 31, 1999, the Company had 90 full-time employees, including 23 in research and development. The Company also retains independent contractors to provide certain services, primarily in connection with its product development activities. The Company and its full-time employees are not subject to any collective bargaining agreements and the Company believes that its relations with its employees are good. From time to time the Company has retained actors and/or "voice over" talent to perform in certain of the Company's games and expects to continue this practice in the future. The Company's future success depends in large part on its ability to attract and retain management and other key personnel.

MANUFACTURING

     The Company's manufacturing process consists primarily of assembly of components obtained from third-party suppliers and testing of software systems and applications. This activity now takes place at the Company's Las Vegas, Nevada facility. As the Company has introduced new product platforms, it has increased its use of subcontractors and third party vendors to supply completed sub-assemblies and components, which has decreased its need for direct manufacturing labor. As of December 31, 1999, the Company had 30 full-time employees engaged in manufacturing and support-related activities.

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

     As a Registered Corporation, the Company may not make a public offering of its securities, such as an IPO or follow-on offering, without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the Offering Memorandum or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     The Missouri Commission has broad powers to require additional disclosure by an applicant during the processing of a gaming application, to deny gaming licensure and to administratively fine, suspend or revoke a gaming license for failure to comply with or for violation of the Missouri Act or Missouri Regulations.

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

     In addition, gaming devices manufactured or distributed by the Company or SGI-NJ must be approved by the New Jersey Commission based on, at a minimum, their quality, design, integrity, fairness, honesty and suitability in order to be used in New Jersey casinos. The approval process includes the submission of a model of the gaming device and relevant documentation to the New Jersey Division for testing, examination and analysis. Only a licensed CSI or an applicant for CSI licensure can submit a gaming device for approval. All costs of such testing, examination and analysis are borne by the Company. Prior to deciding to approve a particular model of gaming device, the New Jersey Commission may require a test of up to 60 days of the gaming device in a licensed casino. During the test period, the manufacturer or distributor of the gaming device shall not be entitled to receive revenue of any kind whatsoever. Once a gaming device is approved by the New Jersey Commission, all gaming devices of that model placed in operation in licensed casinos shall operate in conformity with the model approved by the New Jersey Commission. Any changes in the design, function or operation of an approved gaming device are subject to prior approval by the New Jersey Commission, after testing by the New Jersey Division. In March of 1997, ODYSSEY was submitted to the New Jersey Division and New Jersey Commission for testing and approval and approval was received in March, 1999, at which time SGI-NJ commenced sales of its product.

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

ITEM 2: PROPERTIES

     The Company leases a 28,000 square foot facility in Palo Alto, California. The Company subleases approximately 16,000 square feet of this facility and uses the remainder for its development, marketing, sales and administrative personnel. The lease expires in January 2006. The Company also leases a 27,000 square foot facility in Las Vegas, Nevada that houses its sales and support organization, and a 4,000 square foot facility in Reno, Nevada that houses a sales and support organization.

ITEM 3: LEGAL PROCEEDINGS

     In March 2000 the Company was served papers in connection with a patent infringement lawsuit filed against it and another slot machine manufacturer by International Game Technology, Inc. (IGT). As disclosed in November 1999, IGT is alleging infringement of a patent issued to IGT in September 1999 entitled "Game Machine and Method Using Touch Screen". The Company has not yet responded to the lawsuit and the Company's management denies the assertions of infringement. The Company is presently unable to determine the financial impact, if any, of this litigation.

     In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in 1998. The Company is in the process of arbitration as required by the Distribution Agreement, seeking to recover outstanding receivables from the distributor when it received this lawsuit. The Company is in the preliminary stages of investigating the allegations contained in the suit and has not yet responded to the complaint.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

         Name             Age                   Position
         ----             ---                   --------
Andrew S. Pascal........  34    Chief Executive Officer, Chief Financial Officer
Charles R. Berg.........  47    Vice President - Engineering
Michael R. Fields.......  39    Vice President - Sales
Paul D. Mathews.........  35    Vice President - Corporate Development &
                                  Government Affairs
Paul D. Miltenberger....  34    Vice President - Development
Betsy B. Sutter.........  39    Vice President - Human Resources

     ANDREW S. PASCAL has served as Chief Executive Officer of the Company since February, 1999 and as acting Chief Financial Officer since March, 1999. He had previously held the title of Executive Vice President - Marketing and Game Development since October 1994. He has over 14 years of gaming industry experience with an emphasis in slot marketing, slot merchandising and slot operations. He joined SGI in October 1994 from Mirage Resorts, Incorporated , where he worked from June 1985 to October 1994. Mr. Pascal held the position of Director of Slot Operations and Marketing at The Mirage Hotel and Casino, managing a division consisting of 350 employees and annual revenue in excess of $110 million. Mr. Pascal served on The Mirage's eight-member Operating Committee, which set operating policy and established the strategic direction for The Mirage and its 7,300 employees, from September 1992 to October 1994. Prior to the opening of The Mirage Hotel and Casino, Mr. Pascal served as the Director of Slot Marketing for the Golden Nugget Casino-Hotel.

     CHARLES R. BERG joined SGI in August 1999 from as Vice president of Engineering. Prior to joining SGI he was the founder of The Software Studio, Inc., a designer of engineering based software applications where for seven years he was the Director of Development. Prior to his work at the Software Studio, Inc., Mr. Berg spent two years at Document Technologies, Inc. as Software Development Manager, and prior to that three years at Anray, Inc., where he was founder and Vice President of Engineering.

     MICHAEL R. FIELDS joined SGI in September 1999 as Vice President of Sales from Mikohn Gaming, a diversified designer and manufacturer of casino products and gaming devices, where he had worked for three years, most recently as the Director of Western US sales. Prior to joining Mikohn, Mr. Fields was Vice President and General Manager for Genasys USA, and prior to that, Director of North American Sales for Spectravision, Inc. Both companies were involved in the sale of entertainment products to hotels.

     PAUL D. MATHEWS joined SGI in November 1995 from Casino Data Systems ("CDS"), a designer and manufacturer of casino management information systems and gaming devices, where from March 1995 to November 1995 he was Director of Regulatory Compliance responsible for corporate and product licensing in all gaming jurisdictions. Prior to joining CDS, Mr. Mathews spent five years with the Nevada State Gaming Control Board in the Corporate Securities and Investigation Divisions. Mr Mathews now manages the Company's product sales operations in addition to his duties with Corporate Development and Government Affairs.

     PAUL D. MILTENBERGER joined SGI in April, 1996 as Business Planning Manager and in April 1997 became Director of Sales Planning, a position he held until September 1998 when he was promoted to Vice President of Sales. Mr. Miltenberger became Vice President - Development in August 1999. Prior to joining SGI, Mr. Miltenberger worked at Tektronics, a high-technology manufacturer of color printers and test equipment, where from June 1995 to April 1996 he held the position of Strategic Analysis Manager. Prior to Tektronics, Mr. Miltenberger worked at Conner Peripherals, Inc. between August 1990 and June 1995 as Manager of Strategic Reporting.

     BETSY B. SUTTER joined SGI in March 1997 from Digital Equipment Corporation, where from 1989 she had been the Human Resources Manager for their Research and Advanced Technology Division in Palo Alto. Between 1985 and 1989, Ms. Sutter had been the Human Resources Manager at Aehr Test Systems. Prior to this she had human resources experience with other high technology companies including Hitachi America Ltd. and General Electric Corporation. Ms. Sutter was promoted to Vice President -Human Resources in April, 1998.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

STOCK PRICE HISTORY

(Fiscal Year)                            1999                      1998
                                  -------------------      -------------------
                                    High        Low           High        Low
                                    ----        ---           ----        ---
FIRST QUARTER                     1 11/16       7/16       11 3/16       8 1/4
SECOND QUARTER                      13/16       5/16       10 3/8        7 1/2
THIRD QUARTER                       19/32       3/16        9 15/16      3 1/8
FOURTH QUARTER                      11/32       5/64        3 7/8        1 3/8
                                  =======       ====       ========      =====

     The preceding table sets forth the high and low closing sale prices as reported for the Company during each of the quarters in 1999 and 1998. Until February 1999 the Company's common stock was listed on the Nasdaq Stock Market under the symbol `SGIC'. In February 1999 the Company's Common Stock was delisted from the Nasdaq National Market and the Company's stock now trades on the NASD Over-The-Counter (OTC) bulletin board system under the symbol `SGIC'.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                   Nine
                                                            Years Ended December 31,           Months Ended
                                                --------------------------------------------   December 31,
(in thousands except per share amounts)          1999          1998         1997        1996     1995 (1)
                                                 ----          ----         ----        ----     --------
Statement of Operations Data:
  Net sales ..................................  $17,115       $22,281      $ 9,550     $    --    $    --
  Loss from operations .......................   16,436        32,009       22,984      14,533      4,059
  Loss before extraordinary gain .............   24,081            --           --          --         --
  Net loss ...................................   11,765        37,670       22,986      13,634      3,974
  Basic and diluted net loss per share .......  $  0.70       $  2.75      $  2.16     $  2.54    $  2.34
  Loss before extraordinary gain per share ...  $  1.42            --           --          --         --
  Shares used in computation .................   16,906        13,696       10,666       5,364      1,695

                                                                     December 31
                                                ---------------------------------------------------------
(in thousands)                                    1999          1998         1997         1996       1995
                                                  ----          ----         ----         ----       ----
Balance Sheet Data:
  Cash and equivalents .......................  $   877      $  8,399      $16,352     $25,583    $ 2,399
  Short-term investments .....................    1,000            --        4,705       9,683         --
  Working capital ............................    6,394        10,772       25,087      34,203      2,027
  Total assets ...............................   15,581        41,744       49,038      39,646      3,486
  Long-term obligations ......................   16,260        39,809       22,637         778        272
  Redeemable Convertible Preferred Stock .....       --         1,666        3,065       6,455      8,496
  Total shareholders' equity (deficiency) ....   (7,361)      (18,452)      14,432      30,061     (5,946)

----------
(1) Effective April 1, 1995, the Company changed its fiscal year end from March 31 to December 31.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. In 1997 the Company successfully introduced its first product, ODYSSEYTM, a multi-game, video-based slot machine, into the Nevada market. Since that time the Company has rolled out ODYSSEY into other jurisdictions including Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New Mexico, certain Canadian provinces and Uruguay. In 1998 the Company introduced QUEST, a single-game platform that utilizes many of the same components as the ODYSSEY, and in 1999 the Company introduced a slant-top, single-game platform, to increase its penetration of the casino floor.

     As of December 31, 1999, the Company has 4,050 machines installed in approximately 200 properties. Of these machines, 3,702 have been sold outright or placed on a revenue-sharing basis. After returns, 348 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period.

     At December 31, 1999 the Company had cash and equivalents and short-term investments of $1.9 million. The Company has incurred operating losses each year since inception, and as of December 31, 1999 had an accumulated deficit of $92.0 million and a deficiency of shareholders' equity of $7.4 million. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In late 1998 and early 1999 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in total reductions of the Company's work force by approximately 70% and made significant cuts in expenditures across the Company. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. In November 1999, the Company, with the consent of the holders of its Senior Discount Notes, was able to convert approximately $40 million principal amount of debt plus $8.3 million in accrued interest into a 57% equity stake in the Company, and to obtain commitments for additional financing from the debt holders. The aforementioned actions resulted in the Company reducing its operating expenses by approximately 40%, its interest obligations by approximately 80%, and reduced the cash used in operations by approximately 80% from the levels of the prior year. Management has recently renewed the terms of a line of credit with a new bank on more favorable terms so that this financing source remains available to the Company. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets, to improve the Company's liquidity position. Management believes that these steps, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 2000. See
Note 1 of Notes to Consolidated Financial Statements.

     The Company spent much of 1999 addressing its poor liquidity position, restructuring its balance sheet, retaining its key personnel and taking such actions necessary to enable the Company to continue operating. The uncertainty surrounding the Company's future, along with the reductions in the Company's workforce, negatively impacted its ability to retain some senior management and some key employees, especially in its engineering and sales organizations. These factors also negatively impacted the Company's sales performance, especially in the second half of 1999 as the Company was forced to rebuild its sales organization. Through these difficult times, and with less resources, the Company has continued to introduce new game titles into the marketplace during 1999.

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

     Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. Product is manufactured at the Company's location in Mountain View, California. At December 31, 1999 the Company had 90 employees.

RESULTS OF OPERATIONS

     The Company had a net loss of $24.1 million for the year ended December 31, 1999 before the $12.3 million extraordinary gain recorded on the conversion of debt in conjunction with a financial restructuring of the Company in November 1999 . This compared to net losses of $37.7 million and $23.0 million for the years ended December 31, 1998 and 1997, respectively. The significant decrease in net loss in 1999 was achieved on lower revenues largely due to the Company's efforts at reducing its level of operating expenses in early 1999.

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

     The Company generated revenues as follows:

                                                 Years Ended December 31,
(in $'000, except for            -----------------------------------------------
 machine numbers)                     1999             1998            1997
                                 --------------   --------------   -------------
Hardware sales                   $10,370    61%   $14,126    63%   $7,636    80%
Software sales                     4,288    25%     4,657    21%      567     6%
Participation revenue              2,457    14%     3,498    16%    1,347    14%
                                 -------   ---    -------   ---    ------   ---
  Total revenue                  $17,115   100%   $22,281   100%   $9,550   100%
                                 =======          =======          ======

Total revenue units                     926             1,622           1,298

     As can be seen from the above table, the Company had total revenue of $17,115,000 for the year ended December 31, 1999. This was a decrease of $5,166,000 or 23% from the $22,281,000 recorded in 1998. The decrease in revenue was in part due to a 43% decrease in the total revenue units compared to 1998. This was largely attributable to uncertainty surrounding the Company's future due to its liquidity situation through much of 1999, which saw customers deferring product purchases until the financial position of the Company became clearer. The loss of the majority of the Company's sales organization during 1999 also exacerbated the decrease in sales and the Company spent much of the second half of 1999 in rebuilding its sales organization. The average selling price on machines sold outright decreased from $10,230 in 1998 to $8,343 in 1999, reflecting a higher level of sales of used machines, as well as the impact of higher competition in the gaming-machine industry than in the previous year.

     SGI sells its products outright to casino operators and other potential purchasers offering several pricing programs. For the ODYSSEY this consists of either (i) the sale of the hardware unit bundled with a single game or a suite of games and other software for a fixed price, or (ii) the sale of the hardware unit alone combined with a renewable one-year software license, including access to the entire ODYSSEY game library for the term of the license. The Company's slant-top machine and the QUEST are sold as a bundled package of the hardware unit and a single game for a fixed price. The Company also offers a participation program where it will place its products on a casino floor in exchange for a share in the aggregate win generated by the machine. Typically, under this program, 20% of the aggregate win goes to the Company, subject to a predetermined minimum. In December 1998, the Company introduced its first wide-area progressive product, THE BIG WIN. Machines placed in casinos on the progressive system are priced such that the Company receives a predetermined share of the gross amount wagered on the machine. During 1999 the Company modified the game in an attempt to improve the performance of the game, before deciding in the fourth quarter of 1999 to remove all progressive machines from casinos due to unsatisfactory product performance. Revenues generated from the participation program and from the wide-area progressive product are included as `Participation revenues' in the above table.

     The decreases in participation revenue and in software revenue in 1999 compared to 1998 reflect decisions made by management during 1999 to remove poor performing machines from the participation programs, which reduced the number of machines on participation by almost 50%, and by a program in 1998 to convert customers from the renewable annual license program, which caused a decrease in software renewal revenues in 1999. Management believes that eliminating the annual license program will bring the Company more into line with its competitors and will result in increased future revenue opportunities as customers will now purchase new game titles from the Company. The Company believes that in the future participation revenues will increase in absolute as well as relative terms as it places more of its new products on a participation basis, and that in relative terms, hardware and software revenues will decrease from current levels.

     The Company was able to increase revenue during the year ended December 31, 1998 by 133% to $22,281,000 from the $9,550,000 recorded in the year ended December 31, 1997. A large portion of this increase represents the increase in volume in the number of machines sold or generating revenue for the Company, which increased by 25%, or 324 units, from 1,298 in 1997 to 1,622 in 1998. The average selling price on machines sold outright decreased from $11,050 in 1997 to $10,230 in 1998 reflecting the increased levels of competition in the industry and a resulting higher level of discounts given to strategic corporate customers during 1998.

     The increases in participation revenue and in software revenue in 1998 compared to 1997 reflect the full year impact in 1998 of machines in the participation programs, which were first offered in June 1997, and the larger installed base from which the Company derives software license revenue. Software revenue increased by $4,090,000 or 721% in 1998 as a result of these factors.

     During 1999, one customer accounted for 16% of revenues. During 1998, two different customers accounted for 11% and 10% of revenues. In 1997 three different customers accounted for 27%, 12% and 12% of revenue. The Company expects that a significant portion of its revenue will remain concentrated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer could have a material adverse affect on the Company's business and results of operations.

COST OF SALES

     Cost of sales includes the direct cost of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties, depreciation on machines placed on the participation programs as well as the costs directly associated with running the wide-area progressive system, including payments of jackpot awards. Cost of sales were $13,213,000, $24,062,000, and $10,421,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in cost of sales in 1999 of $10,849,000 or 45% from 1998 reflects a $3.5 million reduction in manufacturing expenses as a result of closing the Company's California manufacturing facility during 1999, the lower number of machines sold , and significantly lower royalty expenses to third parties compared to the prior year. This was offset partially by the higher costs of operating the progressive system and a $2.5 million expense related to excess and obsolete inventories in the fourth quarter of 1999 following certain product configuration decisions by management which affected the salability of certain parts.

     The year-to-year increases in cost of sales between 1998 and 1997 was largely driven by the higher number of machines sold or placed on one of the Company's participation programs, the absence of product sales prior to May 1997, royalties of $2,200,000 paid to a third party in 1998 in connection with a new game offering, as well as the cost of operating the wide-area progressive system that was introduced in the fourth quarter of 1998. The Company also recorded $5,200,000 in expense during 1998 related to lower of cost or market and excess and obsolete inventories.

     Cost of sales represented 77%, 108% and 109% of revenues in 1999, 1998 and 1997, respectively. The improvement in 1999 reflects the lower operating costs of the Company and the absence of large one-time expenses such as those recorded during 1998. The marginal decrease in cost of sales as a percentage of revenues between 1998 and 1997 was a reflection of the charges that the Company booked related to inventory write-offs and due to the royalty payments that the Company agreed to pay to a third party during 1998. These charges offset the benefits of efficiencies gained as manufacturing volumes increased, reflecting the fixed cost of the manufacturing facility. The per-unit manufacturing cost has decreased as the Company began to realize benefits from the tooling of certain of its hardware components, and from cost reductions in many of the components included in its machines. Through the end of 1998 the Company was able to reduce the per-unit material cost of its products by approximately 50% from the first products it produced in 1996. Due to significant levels of finished goods inventory, the Company manufactured minimal product during 1999 and this has prevented it from obtaining further cost reductions in its products. The Company anticipates that as it introduces more unique, fully integrated specialty products, per-unit costs may increase in future periods.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses include payroll and related costs of employees engaged in the ongoing design and development activities of the Company, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its products. R&D expenses were $4,410,000, $11,853,000 and $9,283,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The significant decrease in R&D expenses in 1999 is primarily due to lower salary expense as a direct result of the reductions in the Company's workforce during 1999, and because of higher development costs in 1998 related to the development of the wide-area progressive system that were not incurred in 1999. The increase between 1998 and 1997 was largely the result of incremental hiring of personnel, increased use of engineering consultants and license fees and similar costs associated with the acquisition of outside technologies. Prior to 1997 the focus of R&D activities was in the successful development of the Company's initial product, ODYSSEY, and the initial suite of games that the Company offered. Since that time, R&D activities have focused on new game development, the introduction of new product platforms, and in the development of new game types such as the wide-area progressive system. The Company is focussed on ensuring that it can offer additional features into its products that will fully capitalize the underlying technology used. This is expected to require significant R&D resources to continue the development of the product platform to facilitate the elaborate requirements of the game development process and to enable it to introduce new game types into the slot machine market.

SELLING, GENERAL & ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses include payroll and related costs for executive and administrative personnel, sales and customer-support organization personnel, and marketing and licensing personnel, corporate overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions, and fees for professional services. Approximately 50% of SG&A expenses are headcount related. SG&A expenses were $12,651,000, $18,375,000 and $12,830,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The decrease in SG&A expenses in 1999 reflects the lower number of employees following the reductions in the Company's workforce in the first quarter of 1999 and lower commissions reflecting the lower revenues. These savings were offset by higher legal fees in connection with a number of patent infringement cases that the Company was party to during 1999. Increases in SG&A expenses between 1998 and 1997 were largely attributable to the hiring of additional personnel and in costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions. The Company also incurred costs as it created and established a customer-support organization to support the rollout of its product, and as it established a marketing organization upon the commercial distribution of its products in 1997. A significant portion of these increases occurred during 1997 when the Company commenced sales of the ODYSSEY and built its infrastructure in the Nevada and Mississippi markets. Additional increases in SG&A expenses in 1998 were due to severance payments made to senior management and increases in bad debt provisions of $1,600,000 due to problems with customer collections. The Company intends to restrict the growth in SG&A expenses as much as possible in future periods and expects SG&A expenses in absolute dollars and as a percentage of revenue to decline.

RESTRUCTURING

     The Company recorded restructuring expenses of $3,277,000, in the first quarter of 1999, following management decisions to reduce the size of the Company's workforce and to close its California manufacturing facility and relocate all of its manufacturing and production operations to its Las Vegas, Nevada facility. This was done as the Company sought to reduce its operating expenses to a level more appropriate to its revenue levels. Restructuring expenses include employee severance costs of $595,000, costs of $2,424,000 relating to scrapping and abandonment of assets, and $258,000 for lease-associated expenses. All costs were incurred prior to June 30, 1999.

INTEREST INCOME AND EXPENSE

     Interest income was $99,000, $618,000 and $1,238,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Fluctuations in the level of interest income are directly attributable to fluctuations in the level of average cash and investment balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments held.

     Interest expense was $7,241,000, $6,261,000 and $1,240,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in interest expense are due to increases in the Company's level of long-term indebtedness over the period. The Company raised $25 million in September 1997 from the issuance of Senior Discount Notes (the 1997 Notes) and raised an additional $15 million in June 1998 from the issuance of additional Senior Discount Notes (the 1998 Notes). The Company also raised approximately $3.6 million from equipment financing borrowing during 1998. Interest expense was higher in 1999 due to the full-year impact of interest expense on amounts borrowed during 1998. The increase in interest expense in 1998 reflects the full year interest cost of the 1997 notes as well as the interest costs associated with the 1998 Notes, the repricing of stock warrants and the equipment financing.

GAIN ON CANCELLATION OF DEBT

     In November 1999 the Company completed a restructuring of its balance sheet with the cooperation of the holders of its Senior Discount Notes. The holders of the Senior Discount Notes exchanged $39.75 million principal notes and accrued interest of $8.3 million for Preferred Stock that is convertible into a 57% voting interest in the Company. Concurrent with this conversion, the holders of the Senior Discount Notes invested an additional $2 million of New Senior Discount Notes in the Company. After accruing future interest payments on the restructured debt (which will result in no interest expense being recorded for these payments in future periods), recording certain expenses related to issuance of warrants to the existing equity holders of the Company and the costs of the restructuring, the Company recorded a gain of $12.3 million upon the cancellation of the underlying debt.

INCOME TAXES

     The Company has not been required to pay income taxes due to the fact that it has had net operating losses in each period since the Company's inception. The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company' ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. The Company underwent an ownership change as of the date of the debt restructuring in November, 1999. As a result, the Company lost the potential tax benefits of the net operating loss carryforwards and the tax credit carryfowards that existed at that time.

     A valuation allowance has been recorded for any deferred tax assets due to uncertainty regarding the ultimate realization of these assets resulting from the lack of earnings history of the Company.

LIQUIDITY & FINANCIAL CONDITION

     The Company was able to significantly reduce its level of debt as a result of the debt restructuring completed in November 1999, but has continued to operate under very tight liquidity constraints. Cash and equivalents and short-term investments decreased by $6,522,000 and were $1,877,000 as at December 31, 1999 compared to $8,399,000 at December 31, 1998. This decrease in resources is primarily due to the ongoing losses from operations that the Company has incurred and the need to repay outstanding borrowings that the Company had previously incurred.

     As of December 31, 1999 the Company had an accumulated deficit of $92,035,000, a shareholder's deficiency of $7,361,000 and has had operating losses every year since its inception. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In late 1998 and early 1999 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in total reductions of the Company's work force by approximately 70% and made significant cuts in expenditures across the Company. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. In November 1999, the Company, with the consent of the holders of its Senior Discount Notes, was able to convert approximately $40 million principal amount of debt plus $8.3 million in accrued interest into a 57% equity stake in the Company, and to obtain additional financing from the debt holders. The aforementioned actions resulted in the Company reducing its operating expenses by approximately 40% compared to the prior year, its future interest obligations by approximately 80%, and reduced the cash used in operations by approximately 80% from the levels of the prior year. Management has recently entered into a $ 2 million accounts receivable based line of credit with a new bank on more favorable terms than it previously had. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets, to improve the Company's liquidity position. Management believes that these steps, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 2000. However, the success of any new product introductions is subject to various risks and uncertainties, and there is no assurance that such new products will generate the amount of revenue hoped for by the Company. In the event it is unable to generate sufficient cash from operations or identify new sources of capital, the Company will be required to significantly limit or shut down all or some of its operations.

     The net cash used in operating activities was $3,836,000, $32,110,000 and $29,909,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The large decrease in cash used during 1999 was due to the reduction in the
Company's operating losses and through improved management of the Company's working capital. The Company reduced its level of inventories and receivables by $8,845,000 in 1999 which helped provide cash for the ongoing daily operations of the Company. The increase in cash used in operating activities in 1998 from 1997 was due to the increase in net operating losses and due to increases in the Company's working capital requirements, predominantly in inventory and receivables during 1998. This increase was offset partially by increases in depreciation, amortization, bad debt provisions, and accrued interest. Inventory levels, particularly raw materials and finished goods, increased significantly in 1998. This increase occurred as the Company ramped up its level of operations in anticipation of sales demand, and was unable to reduce these levels once the anticipated sales levels did not materialize. The increase in receivables was largely due to problems in collections from several customers, which also resulted in the Company having to increase its bad debt reserves during 1998 by approximately $1,600,000. The Company anticipates that in 2000 it will continue to need to reduce its level of inventory and convert such inventory into cash to be used for operations, if it is to have sufficient cash resources.

     Net cash used in investing activities was $1,109,000 for the year ended December 31, 1999 largely due to the timing of investment of the Company's surplus operating cash, with $1 million being held in short-term investment as at December 31, 1999. This was offset by the Company's investment in new capital equipment. The Company has significantly reduced its investment in new equipment because of the liquidity constraints that the Company was forced to operate under for most of 1999. Net cash provided by investing activities of $1,245,000 for the year ended December 31, 1998 was due largely to the redemption of short-term investments, offset by the amount of money spent on capital expenditure. Net cash used in investing activities was $3,077,000 for the year ended December 31, 1997. The decrease in 1998 from 1997 is due to the sale and maturity of the Company's short-term investments that were redeemed during 1998. This offset the Company's increased investment in fixed assets in 1998, particularly in relation to the introduction of the Company's wide-area progressive system. The Company anticipates continued investment in fixed assets during 2000 as it continues to develop new delivery systems and channels for its software based products.

     Net cash used in financing activities was $2,577,000 for the year ended December 31, 1999 compared to net cash provided by financing activities of $22,912,000 and $23,755,000 for the years ended December 31, 1998 and 1997, respectively. In 1999 the Company was required to repay borrowings under its bank line of credit and its equipment financing of approximately $4.7 million. This was offset by the $2 million received in New Senior Discount Notes in November 1999 in connection with the restructuring of the Company's long-term debt. Fluctuations in net cash provided by financing activities in 1998 and 1997 are due to the timing of the company's various share and debt offerings. In 1998 the Company raised net proceeds of $14,950,000 from the issuance of Senior Discount Notes and $3,586,000 from the proceeds of new equipment financing arrangements. In 1997 the Company financed its operations primarily through the proceeds of $23,055,000 from the issuance of Senior Discount Notes plus detachable warrants.

     In November, 1999 the Company along with three other slot machine manufacturers was named in a lawsuit filed by International Game Technology
(IGT) alleging infringement of a particular patent relating to the use of electronic buttons on the game play field. The lawsuit has not been served upon the Company by IGT. The Company, along with the other defendants, has provided certain information to IGT that it believes invalidates IGT's patent claim. If the patent is not served upon the Company in a timely manner it will lapse and no further action will be required. The costs of defending such lawsuits may be substantial and may require significant amounts of senior management time, and an adverse result in any such litigation could materially and adversely affect the Company's liquidity and capital resources.

     In March 2000 the Company received notification that it has been sued in the Federal Court in the District of South Carolina by a former distributor of the Company's products. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in 1998. The Company was in the process of arbitration as required by the Distribution Agreement, seeking to recover outstanding receivables from the distributor. The Company has not yet responded to this lawsuit and the Company's management vehemently deny the allegations of the lawsuit. The Company is not yet able to determine the likely outcome of this litigation and the financial impact, if any, on the Company's results of operations or liquidity position.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

OUTLOOK

     This outlook section and other sections in this Annual Report on Form 10-K contain a number of forward-looking statements that reflect the Company's current views with respect to future events and future financial performances. Because they relate to future activities, there is a high degree of risk that such events will not materialize and readers should not place undue influence upon them as actual results may differ materially.

     To date the Company has focussed many of its resources on creating a business based on high-volume manufacturing and placement of slot machines with a goal of capturing market share. The Company has struggled in its endeavors against many competitors who are significantly larger and who have much greater resources than the Company. The Company has historically emphasized selling game platforms and strived to penetrate the market through frequent software releases of new game titles. Changes in the competitive landscape since the Company was formed have forced the Company to reevaluate its basic business strategy. The Company has incurred significant expenses in developing a fully integrated, high overhead business that assumed a much higher level of unit sales than the
Company has been able to achieve, resulting in unacceptable levels of profitability for the Company.

     Since the completion of the restructuring of its balance sheet in November 1999, management has spent time reviewing the basic business strategy of the Company and intends to reorganize the business around the different product and market opportunities that it has identified. Management also intends to simplify the business and focus resources so that it can continue to reduce the level of corporate overhead, minimize the level of cash usage, transition the business to one that takes advantage of revenue-sharing opportunities and focus on achieving profitability.

     The Company has sold over 3,700 machines to date and understands the need to continue to support its products and the needs of its existing customers. At the same time, the Company needs to focus on how to best exploit the technology inherent in its game platforms and the development capabilities of its development organization. This will allow it to provide game experiences and game features that are unique to the Company that cannot be easily exploited or imitated by its competitors. By emphasizing the quality of the wagering attraction, including the game itself, rather than the volume of new game titles, the Company hopes to be able to command premium floor locations in its customers' casinos, and as a result achieve a premium level of performance and revenue. The Company intends to partner with outside parties, including casino operators, other slot manufacturers, and other intellectual property and brand-based content holders, to accomplish these goals. By partnering with outside parties the Company believes it can offset its development risk and costs, achieve higher revenues and increase the likelihood of product success. In 1999 the Company entered into a joint-product development and marketing agreement with Anchor Gaming. This is the first example of where the Company will seek external skills to complement its own resources. The Company anticipates announcing more similar arrangement during 2000. In February 2000 the Company announced that it had entered into a product development arrangement with a Nevada-based casino operator whereby the Company will develop an exclusive, brand-based product for the operator. The Company expects to introduce this product into the market in the Summer of 2000.

     The Company also intends to continue its program of improving and solidifying its financial position. This will require that the Company continue to sell through its existing inventory to provide adequate working capital for the Company to use in its day to day operations. The Company is also considering raising additional capital in either the parent company or directly into certain of its subsidiaries, in order to fund new product and system development.

     The Company will continue to introduce new game title releases for sale and to refresh the game offerings on its installed base of ODYSSEY, QUEST and slant-top machines during 2000. The Company intends to change its focus from one of frequent game releases to one that emphasizes the quality and feature content of new game titles. It will also offer product extensions and variations of existing successful game titles. The Company also understands that it must emphasize more than selling a platform that has a variety of game applications upon it. The Company hopes to partner with casino operators to provide a unique, fully integrated gaming experience which encompasses packaging, merchandising, signage systems and, in some cases, unique platform packaging as well. By doing this, the Company aims to provide a more complete and feature rich experience for the gaming patron that is unique to the Company. By partnering with casino operators the Company hopes to achieve premium placement of its product.

     The Company's future results of operations and the other forward-looking statements contained in this outlook - in particular the statements regarding potential partnerships with casino operators or other third parties, and possible raising of additional capital- involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the success of the Company's game titles that it introduces into the market, changes in customer order patterns, competitive factors such as new competitor product or game introductions or changes in pricing strategies, reluctance of casino operators to use participation-based products or to partner with the Company in product development, the Company's level of financial resources and adequate cash flows, the stability of the Company's management team and workforce, and the ability of the Company to meet all initial and ongoing licensing requirements in the jurisdictions in which it sells products.

     The Company believes that it has the product offerings, facilities, personnel, and competitive resources needed for business success, but future revenue, costs, margins and profits are all influenced by a number of factors, including those discussed above and the need for the Company to raise additional funds, all of which are inherently difficult to predict.

FACTORS AFFECTING FUTURE RESULTS

     MANAGEMENT OF CHANGING BUSINESS - The Company has spent the last year trying to shift its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of revenue-sharing opportunities. The Company plans on offering product extensions and variations of successful existing games in 2000, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company's ability to manage this change will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Key to effecting this change in business is the ability of the Company to sell its existing inventory of ODYSSEY and QUEST products in a timely manner and to resolve outstanding collections issues with customers to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner, the Company's business, operating results and financial condition will be materially and adversely affected.

     LIQUIDITY - The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At December 31, 1999 the Company had an accumulated deficit of $92,035,000 and a deficiency of shareholders' equity of $7,361,000 and was not in compliance with the terms of its line of credit that expired in January 2000. The Company subsequently repaid all amounts due under the line of credit and has negotiated a new line of credit with a different financial institution on better terms. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets. If the plans that management has undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could have a material adverse affect upon the Company's business, operating results and financial condition. To the extent that the Company sells additional shares or issues any convertible debt securities, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to successfully renegotiate its existing credit facility or be able to raise additional funds when and if needed.

     VOLATILITY OF STOCK - The market price of the Company's stock has been highly volatile and subject to large fluctuations. The Company's stock price may be affected by factors such as actual or unanticipated fluctuations in the Company's results of operations, new product or technical introductions by the Company or any of its competitors, developments with respect to patents, copyrights or proprietary rights, conditions or trends in the gaming industry, changes in or failure by the Company to meet securities analysts' expectations, general market conditions and other factors. The Company's stock now trades on the Over The Counter (OTC) Bulletin Board. This may affect the level of trading activity in the Company's stock, result in higher bid/ask spreads, and increase the cost of raising additional equity for the Company, as well as result in higher levels of volatility in the price of the Company's stock.

     RETENTION OF PERSONNEL - The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel, and on the ability to attract new key personnel and retain existing key personnel. The Company has experienced high turnover among its senior management during 1998 and 1999. In February 1999 the Company announced the appointment of a new Chief Executive Officer. The Company also reduced its workforce by approximately 20% in December 1998 and by a further 40% in March 1999. These factors, combined with the Company's poor operating results and the significant decrease in the price of the Company's Common Stock may have an adverse affect on the Company's ability to retain and motivate its key employees. Competition is intense for highly skilled product development employees in particular. In addition, the Company's officers and key employees are not bound by non-competition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain its existing employees could have a material adverse affect on the Company's operating results and financial condition. Should the Company offer additional stock option grants to its existing employees to encourage them to continue their employment at the Company, this may result in additional dilution to existing shareholders.

     CUSTOMER RETENTION - The Company's ability to sell product may be hampered due to the financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company experienced negative reaction from customers who held these views during 1999 and who have indicated that they may not purchase additional product from the Company. Completion of the Company's debt restructuring in November 1999 mitigates these risks however the Company continues to experience these negative sentiments from its customers. Certain of the Company's competitors who have significantly greater financial and marketing resources than the Company are also trying to take advantage of the Company's financial position and are fueling the speculation about the Company's financial position. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

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

     As the number of software products in the gaming industry increases and the functionality of these products further overlaps, software developers and publishers or competitors may increasingly become subject to infringement claims. The Company may also become subject to infringement claims, with or without merit, that are brought by competitors who are motivated with a desire to disrupt the Company's business. The Company and three of its competitors were notified by one of its competitors, IGT, of a potential infringement claim during November 1999. This required senior management to work with the other defendants to provide information to IGT that it believes repudiates the claims alleged by IGT. The Company has not been served with the actual lawsuit so it is unable to ascertain the future impact, if any, of this claim. Any such claims or litigation can be costly and result in a diversion of management's attention, which could have a material adverse effect on the Company's business and financial condition. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

     CHANGING LEGISLATIVE ENVIRONMENT -The opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized historically has driven growth for demand in slot machines. However, in recent years, the legalization of gaming in new jurisdictions has been significantly reduced; therefore demand based on new openings will be largely limited to new projects in existing markets. Certain markets, which currently permit gaming, are contemplating legislation to limit, reduce or eliminate gaming. If successful such legislation could limit growth opportunities for the Company. As a result of these factors, there can be no assurance that the slot machine market will sustain the rate of growth that was possible in the first half of this decade.

     RAPIDLY CHANGING TECHNOLOGY - The Company's products utilize hardware components that have been developed primarily for the personal computer and multimedia industries. These industries are characterized by rapid technological change and product enhancements. The Company's ability to remain competitive and retain any technological lead may depend in part upon its ability to continually develop new slot machine games that take full advantage of the technological possibilities of state-of-the-art hardware. The Company has not updated its product offering to take advantage of enhanced hardware components since 1998. Should any current or potential competitor of the Company succeed in developing a competing software-based gaming platform, such competitor could be in a position to outperform the Company in its ability to exploit developments in microprocessor, video or other multimedia technology. The emergence of a suite of slot machine games that is superior to the Company's in any respect could substantially diminish the Company's product sales and thereby have a material adverse effect on the Company's operating results.

     DEPENDENCE ON SINGLE-SOURCE SUPPLIERS - The Company currently obtains certain systems components from single-source suppliers. In particular the touchscreen and picture tube that comprise the video display are supplied by MircoTouch Systems, Inc. and Philips Display Components Company, respectively. The Company does not have long-term supply contracts with these suppliers but rather obtains these components on a purchase order basis. Although the design of these components is not unique or proprietary and the Company believes that it could identify alternative sources of supply, if necessary, there can be no assurance that the Company would be able to procure, substitute or produce such components without a significant interruption in its assembly process in the event that these single sources were unable to supply these components. Even where the Company has multiple sources of supply for a component, industry-wide component shortages, such as those that have occurred with various computer components, could significantly delay productivity, increase costs or both. The Company is also considering exclusive outsourcing arrangements whereby a single third party contract manufacturer will assemble all or a significant portion of new products that the Company is planning to introduce. The failure or delay by any supplier to furnish the Company with the required components or products would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A

     MARKET RISK DISCLOSURES: The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

     The Company has fixed rate long-term debt of approximately $9.5 million outstanding at December 31, 1999 and a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the fair market value of this debt. The fair value of the Company's Senior Discount Notes may be lower than the recorded value, but the Company is unable to estimate the fair value at this time. The Company does not hedge any interest rate exposures.

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

(in thousands,                                       Three Months Ended
except per share amounts)          -----------------------------------------
                                   March 31   June 30    Sept. 30    Dec. 31    Total Year
                                   --------   -------    --------    -------    ----------
1999:
 Sales ........................    $ 5,661    $ 5,928    $  1,999    $  3,527    $ 17,115
 Operating loss ...............    $(7,114)   $(1,273)   $ (3,005)   $ (5,044)   $(16,436)
 Net income (loss) ............    $(9,040)   $(3,199)   $ (4,980)   $  5,454    $(11,765)
 Basic and diluted net
  income (loss) per share(1)...    $ (0.64)   $ (0.22)   $  (0.34)   $   0.24    $  (0.70)
                                   -------    -------    --------    --------    --------
1998:
  Sales .......................    $ 4,026    $ 8,261    $  4,989    $  5,005    $ 22,281
  Net loss ....................    $(6,764)   $(5,428)   $(14,702)   $(10,776)   $(37,670)
  Basic and diluted net loss
   per share(1) ...............    $ (0.51)   $ (0.39)   $  (1.06)   $  (0.77)   $  (2.75)
                                   -------    -------    --------    --------    --------

----------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in the computation of basic and diluted net loss per share

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Supplementary Data

     Financial Statements:                                                 Page
                                                                           ----
     Consolidated Balance Sheets at December 31, 1999 and 1998              40

     Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997                                     41

     Consolidated Statements of Shareholders's Deficiency for
       the years ended December 31, 1999, 1998 and 1997                     42

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                                     43

     Notes to Consolidated Financial Statements                             44

     Independent Auditors' Report                                           56

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Portions of the information required by Part III of Form 10-K are incorporated by reference to portions of the Company's definitive Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which the Company intends to file not more than 120 days after the end of the fiscal year covered by this Report.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the Proxy Statement under the captions "Proposal One--Election of Directors-Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed in connection with its 2000 annual meeting of shareholders (the "Proxy Statement") and the information set forth in Item I of this Report under the caption "Executive Officers" is incorporated herein by reference.

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

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          (1) Consolidated Financial Statements. See the Index to Consolidated Financial Statements and Supplementary data at page 38 of this Form 10-K.

          (2)  Financial Statement Schedule.

               Schedule II - Valuation and Qualifying Accounts and Reserves

          (3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Report.

     (b) Reports on Form 8-K:

          During the quarter ended December 31, 1999 the Company filed a report on Form 8-K that outlined the terms of a financial restructuring that the Company completed with the holders of the $47.25 million principal outstanding Senior Discount Notes. As a result of the restructuring, $39.75 million of Notes and accrued interest thereon were exchanged for 39,750 shares of Series D Preferred Stock that is convertible into a 57% common equity interest in the Company. The terms of the remaining $7.5 million of outstanding Notes were modified to reduce the interest rate from 12.5% to 10% per annum (effective July 15, 1999) and to provide for interest to be payable in-kind at the Company's option and subject to certain coverage tests. The Notes will mature 5 years from the date of the restructuring. Accrued and unpaid interest on the $7.5 million of Notes outstanding following the restructuring was forgiven through July 15, 1999.

          As a part of the restructuring, the holders of the Notes have agreed to make an additional investment in the Company of up to $5 million in the form of Senior Secured Notes (the New Notes). The New Notes are not convertible and bear cash interest at 10% per annum and in-kind interest at the rate of 3% per annum. The New Notes mature in five years and are issuable in tranches. The first $2.0 million was issued at the closing of the restructuring. To the extent required by the Company, the remaining $3.0 million of New Notes will be issued upon the achievement of certain operating and financial milestones as determined by the holders of the Notes.

          Effective upon the closing of the restructuring, a majority of the members of the Company's Board of Directors resigned and two new members were appointed.

          In addition, the Company intends to conduct an Exchange Offer whereby holders of common stock as of November 24, 1999 who elect to participate, may exchange their shares of common stock for units consisting of a share of common stock and a warrant to purchase 3.59662 additional shares of common stock. The exercise price of the warrants will be at a premium to fair market value and will be based on an enterprise value for the Company of $70 million. In addition, the warrants would only be exercisable after the first anniversary of issuance and would terminate four years after their issuance. The warrants could terminate prior to their scheduled expiration if the Company's enterprise value, as measured on the Nasdaq national market or a national securities exchange, exceeds $100 million. Holders of the warrants would have 180 days to exercise prior to such termination.

          The Company has allocated 38% of its equity (calculated prior to the issuance of the out-of-the-money warrants described above) as of the effective date of the restructuring to be issued as incentive compensation to employees. Of the 116,190,084 shares of common stock issuable as incentive, 15,657,490 shares were authorized for issuance on November 24, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, in the City of Palo Alto, County of Santa Clara, State of California, on the 30th day of March, 2000.

                                        SILICON GAMING, INC.

                                        By: /s/ Andrew S. Pascal
                                            ------------------------------------
                                            Andrew S. Pascal
                                            President, Chief Executive Officer,
                                            Acting Chief Financial Officer
                                            (Principal Financial and Chief
                                            Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date
---------                              -----                         ----

/s/ Andrew S. Pascal          President ,Chief Executive         March 30, 2000
----------------------------  Officer, Chief Financial Officer
      Andrew S. Pascal        (Principal Financial and
                              Accounting Officer) and director


/s/ Stanford Springel         Director                           March 30, 2000
----------------------------
     Stanford Springel


/s/ Robert Reis               Director                           March 30, 2000
----------------------------
        Robert Reis

                              SILICON GAMING, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               December 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                     ASSETS
CURRENT ASSETS:
 Cash and equivalents ................................   $    877      $  8,399
 Short-term investments ..............................      1,000            --
 Accounts receivable (net of allowances of
  $1,169 in 1999 and $1,650 in 1998) .................      1,188         5,340
 Inventories .........................................      7,331        12,024
 Prepaids and other ..................................      1,069         1,698
                                                         --------      --------
      Total current assets ...........................     11,465        27,461

PROPERTY AND EQUIPMENT, NET ..........................      3,795        12,922
OTHER ASSETS, NET ....................................        321         1,361
                                                         --------      --------
                                                         $ 15,581      $ 41,744
                                                         ========      ========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Accounts payable ....................................   $  1,389      $  1,480
 Accrued liabilities .................................      1,655         8,154
 Deferred revenue ....................................        240         1,766
 Line of credit ......................................        622         4,000
 Current portion of long-term obligations ............      1,165         1,289
                                                         --------      --------
      Total current liabilities ......................      5,071        16,689

OTHER LONG-TERM LIABILITIES ..........................      1,611         2,032
LONG-TERM OBLIGATIONS ................................     10,428        39,809
LONG-TERM ACCRUED INTEREST ...........................      5,832            --


REDEEMABLE CONVERTIBLE PREFERRED STOCK --
 shares outstanding: December 31, 1999 -- 0;
 December 31, 1998--1,474,641 ........................         --         1,666

SHAREHOLDERS' DEFICIENCY:
 Preferred Stock, $.001 par value;
  6,884,473 shares authorized; 39,750 shares
  outstanding at December 31, 1999; (liquidation
  preference up to $39.75 million) ...................     20,000            --
 Common Stock, $.001 par value; 750,000,000 shares
  authorized; shares outstanding: December 31, 1999 --
  30,949,273; December 31, 1998 -- 14,242,313 ........     64,123        57,398
 Warrants ............................................      5,542         4,548
 Notes receivable from shareholders ..................       (345)         (128)
 Deferred stock compensation .........................     (4,646)           --
 Accumulated deficit .................................    (92,035)      (80,270)
 Accumulated other comprehensive income ..............         --            --
                                                         --------      --------
   Total shareholders' equity (deficiency) ...........     (7,361)      (18,452)
                                                         --------      --------
                                                         $ 15,581      $ 41,744
                                                         ========      ========

                 See Notes to Consolidated Financial Statements.

                              SILICON GAMING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Year Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
REVENUE:
 Hardware ..................................  $ 10,370     $ 14,126    $  7,636
 Software ..................................     4,288        4,657         567
 Participation .............................     2,457        3,498       1,347
                                              --------     --------    --------

      Total revenue ........................    17,115       22,281       9,550

OPERATING EXPENSES:
 Cost of sales and related manufacturing
  expenses .................................    13,213       24,062      10,421
 Research and development ..................     4,410       11,853       9,283
 Selling, general and administrative .......    12,651       18,375      12,830
 Restructuring .............................     3,277           --          --
                                              --------     --------    --------
      Total costs and expenses .............    33,551       54,290      32,534
                                              --------     --------    --------
      Loss from operations .................    16,436       32,009      22,984
 Interest income ...........................       (99)        (618)     (1,238)
 Interest expense ..........................     7,241        6,261       1,240
 Other expense, net ........................       503           18          --
                                              --------     --------    --------
LOSS BEFORE EXTRAORDINARY ITEMS ............    24,081       37,670      22,986
 Extraordinary gain upon conversion of
  debt (Note 7) ............................   (12,316)          --          --
                                              ========     ========    ========
NET LOSS ...................................  $ 11,765     $ 37,670    $ 22,986
                                              ========     ========    ========
BASIC AND DILUTED NET LOSS PER SHARE:
 Loss before extraodinary items ............  $   1.42     $   2.75    $   2.16
                                              ========     ========    ========
 Net loss ..................................  $   0.70     $   2.75    $   2.16
                                              ========     ========    ========
SHARES USED IN COMPUTATION .................    16,906       13,696      10,666
                                              ========     ========    ========

                 See Notes to Consolidated Financial Statements.

                              SILICON GAMING, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     Preferred Stock          Common Stock
                                   -------------------     ---------------------
                                   Shares       Amount      Shares       Amount      Warrants
                                   ------       ------      ------       ------      --------
BALANCES, January 1, 1997 ........       --          --     10,608,105      49,848          25
Options exercised for cash .......                              49,083         200
Collection of notes receivable ...
Employee stock purchase plan
 issuances .......................                              99,894         696
Repurchase of Common Stock .......                             (17,377)         (3)
Conversion of  Series A1
 Redeemable Preferred Stock ......                           1,219,032       1,371
Conversion of  Series B1
 Redeemable Preferred Stock ......                           1,191,000       2,019
Warrants issued in conjunction
 with Senior Notes ...............                                                       3,082
Other comprehensive income
 (loss) ..........................
Net loss & comprehensive net
 loss ............................
                                     ------     -------     ----------    --------     -------

BALANCES, December 31, 1997 ......       --     $    --     13,149,737    $ 54,131     $ 3,107
Options exercised for cash .......                              97,400         217
Collection of notes receivable ...
Employee stock purchase plan
 issuances .......................                             151,808         935
Repurchase of Common Stock .......                             (54,130)         (6)
Net exercise of warrants .........                              34,309          25         (25)
Conversion of Series A1
 Redeemable Preferred Stock ......                             113,189         128
Conversion of Series B1
 Redeemable Preferred Stock ......                             750,000       1,271
Warrants issued in conjunction
 with Senior Notes ...............                                                       1,466
Stock compensation arrangements...                                             697
Net loss .........................
Other comprehensive income
 (loss) ..........................
Comprehensive loss ...............
                                     ------     -------     ----------    --------     -------

BALANCES, December 31, 1998 ......       --     $    --     14,242,313    $ 57,398     $ 4,548
Debt restructuring transactions:
 Conversion of Series B1
  Preferred Stock ................                             983,093         468
 Issuance of preferred stock         39,750      20,000
 Issuance of warrants ............                                                         994
Options exercised for cash and
 notes receivable ................                          15,722,830       6,202
Amortization of deferred stock
 compensation ....................
Collection of notes receivable ...
Employee stock purchase plan
 issuances .......................                              48,815          62
Repurchase of Common Stock .......                             (47,778)         (7)
Net loss and comprehensive loss...
                                     ------     -------     ----------    --------     -------

BALANCES, December 31, 1999 ......   39,750     $20,000     30,949,273    $ 64,123     $ 5,542
                                     ======     =======     ==========    ========     =======

                                          Notes                                      Accumulated
                                        Receivable       Deferred                       Other
                                          From             Stock      Accumulated   Comprehensive
                                       Shareholders    Compensation     Deficit        Income       Total
                                       ------------    ------------     -------        ------       -----

BALANCES, January 1, 1997 ........        (221)              --         (19,614)         23         30,061
Options exercised for cash .......                                                                     200
Collection of notes receivable ...          14                                                          14
Employee stock purchase plan
 issuances .......................                                                                     696
Repurchase of Common Stock .......                                                                      (3)
Conversion of  Series A1
 Redeemable Preferred Stock ......                                                                   1,371
Conversion of  Series B1
 Redeemable Preferred Stock ......                                                                   2,019
Warrants issued in conjunction
 with Senior Notes ...............                                                                   3,082
Other comprehensive income
 (loss) ..........................                                                      (22)
Net loss & comprehensive net
 loss ............................                                      (22,986)                   (23,008)
                                          ----          -------        --------        ----       --------

BALANCES, December 31, 1997 ......       $(207)         $    --        $(42,600)       $  1       $ 14,432
Options exercised for cash .......                                                                     217
Collection of notes receivable ...          75                                                          75
Employee stock purchase plan
 issuances .......................                                                                     935
Repurchase of Common Stock .......           4                                                          (2)
Net exercise of warrants .........                                                                      --
Conversion of Series A1
 Redeemable Preferred Stock ......                                                                     128
Conversion of Series B1
 Redeemable Preferred Stock ......                                                                   1,271
Warrants issued in conjunction
 with Senior Notes ...............                                                                   1,466
Stock compensation arrangements...                                                                     697
Net loss .........................                                      (37,670)
Other comprehensive income
 (loss) ..........................                                                       (1)
Comprehensive loss ...............                                                                 (37,671)
                                          ----          -------        --------        ----       --------

BALANCES, December 31, 1998 ......       $(128)         $    --        $(80,270)       $ --        (18,452)
Debt restructuring transactions:
 Conversion of Series B1
  Preferred Stock ................                                                                     468
 Issuance of preferred stock                                                                        20,000
 Issuance of warrants ............                                                                     994
Options exercised for cash and
 notes receivable ................        (235)          (5,807)                                       160
Amortization of deferred stock
 compensation ....................                        1,161                                      1,161
Collection of notes receivable ...          11                                                          11
Employee stock purchase plan
 issuances .......................                                                                      62
Repurchase of Common Stock .......           7                                                          --
Net loss and comprehensive loss...                                      (11,765)                   (11,765)
                                          ----          -------        --------        ----       --------

BALANCES, December 31, 1999 ......        (345)         $(4,646)       $(92,035)       $ --       $ (7,361)
                                          ====          =======        ========        ====       ========

                 See Notes to Consolidated Financial Statements.

                              SILICON GAMING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Year Ended December 31,
                                                         --------------------------------------
                                                           1999           1998           1997
                                                         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................    $(11,765)      $(37,670)      $(22,986)
  Reconciliation to net cash used in
   operating activities:
    Gain on debt conversion .........................     (12,316)            --             --
    Depreciation and amortization ...................       4,775          4,700          2,623
    Accrued interest ................................       4,405          3,594            672
    Accretion of debt discount ......................       2,206          1,905            359
    Deferred rent ...................................         (98)           213            202
    Restructuring expenses ..........................       3,277             --             --
    Stock compensation ..............................       1,161            697             --
    Loss (gain) on disposal of property .............         131            (35)            --
  Changes in assets and liabilities:
    Accounts receivable .............................       4,152           (410)        (4,930)
    Inventory .......................................       4,693         (5,689)        (5,858)
    Prepaids and other ..............................        (146)           (64)          (133)
    Participation units .............................       2,252           (361)        (5,325)
    Accounts payable ................................        (591)        (1,671)         1,993
    Deferred revenue ................................      (1,526)           288          1,478
    Accrued and other liabilities ...................      (4,446)         2,389          1,996
                                                         --------       --------       --------
       Net cash used in operating activities ........      (3,836)       (32,110)       (29,909)
                                                         --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .............        (397)        (3,271)        (7,817)
  Proceeds from sale of assets ......................          --            127             --
  Purchases of short-term investments ...............      (1,000)            --         (6,725)
  Sales and maturities of short-term
   investments ......................................          --          4,704         11,681
  Other assets, net .................................         288           (315)          (216)
                                                         --------       --------       --------
       Net cash provided by (used in)
        investing activities ........................      (1,109)         1,245         (3,077)
                                                         --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing and
   issuance of warrants, net of costs ...............       2,000         14,950         23,055
  Sale of Common Stock, net .........................          80          1,146            893
  Collection of note receivable .....................          11             79             14
  Proceeds from notes payable .......................          --          3,586             --
  Repayment of notes payable ........................        (985)          (564)            --
  Proceeds (repayment) from line of credi ...........      (3,378)         4,000             --
  Repayment of capital lease obligation .............        (305)          (285)          (207)
                                                         --------       --------       --------
       Net cash provided by (used in)
        financing activities ........................      (2,577)        22,912         23,755
                                                         --------       --------       --------
NET DECREASE IN CASH AND EQUIVALENTS ................      (7,522)        (9,231)        (7,953)
CASH AND EQUIVALENTS:
  Beginning of period ...............................       8,399         16,352         25,583
                                                         --------       --------       --------
  End of period .....................................    $    877       $  8,399       $ 16,352
                                                         ========       ========       ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION--
  Cash paid during the period for interest ..........    $    602       $    360       $    106
                                                         ========       ========       ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of Common Stock for notes receivable......    $    235       $     --       $     --
                                                         ========       ========       ========
  Issuance of Common Stock warrants .................    $    994       $  1,466       $  3,082
                                                         ========       ========       ========
  Conversion of Preferred Stock to Common Stock......    $    468       $  1,399       $  3,390
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

     BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses every year since its inception and at December 31, 1999 had an accumulated deficit of $92,035,000 and a shareholders' deficiency of $7,361,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. Based on historical levels of cash useage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1999 the Company completed a substantial restructuring of its capitalization whereby $39.75 million of Senior Discount Notes and approximately $8.3 million of accrued interest were converted into Preferred Stock, and the remaining terms of the Senior Discount Notes were modified to reduce the interest rate thereon and extend the payment terms. Concurrent with the restructuring, the Company borrowed $2 million under new Senior Discount Notes and established a facility whereby up to an additional $3 million of new Senior Discount Notes may be issued upon meeting certain financial and operational milestones. Management continues to review financing and other strategic alternatives available to the Company such as additional equity or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or part of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to proposed new product introductions, will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 2000. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     SHORT-TERM INVESTMENTS - Short-term investments represent debt securities which are stated at fair value. To the extent there is a difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing the unrealized holding gains or losses, these will will be recorded as a separate component of shareholders' equity until realized. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale securities because the sale of such securities my be required prior to maturity. Any gains or losses on the sale of debt securities are determined on a specific identification basis.

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The estimated fair value of the Company's financial instruments, which include cash equivalents and short-term investments approximate their carrying value. The fair value of the Company's Senior Discount Notes may be lower than the recorded value but the Company is unable to estimate the fair value at this time.

     INVENTORIES--Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives between eighteen months and seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the asset's useful life. The Company places gaming machines and related equipment in customer locations on its participation program and receives a portion of the net win from each machine. Depreciation of units under such arrangements is the greater of the ratio that current gross revenue bears to total anticipated revenue for such unit or straight-line over three years. Ancillary gaming equipment such as signs and chairs are depreciated over an eighteen-month period.

     REVENUE RECOGNITION--Revenue from hardware units and non-renewable software licenses is recognized upon acceptance by the customer after completion of a trial period, if applicable, or otherwise upon shipment of the unit. Renewable software licenses are recognized ratably over the license period. Amounts due the Company under revenue participation plans with its customers are recognized ratably based on the Company's share of gaming machine play.

     CONCENTRATION OF CREDIT RISK-- Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investmements and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. At December 31, 1999, one customer accounted for 19% of accounts receivable. A significant portion of the Company's revenues are concentrated with a small number of strategic customers. For the year ended December 31, 1999 one customer accounted for 16% of revenue and the Company's top 10 customers represented 52% of revenue. For the year ended December 31, 1998, two customers accounted for 11% and 10% of revenue and the Company's top 10 customers represented 67% of revenue. In 1997 three different customers accounted for 27%, 12% and 12% of revenue.

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

     STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 Accounting for Stock Issued to Employees ("APB 25"). The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation, ("SFAS 123"), which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense as of the beginning of fiscal 1995.

     NET LOSS PER SHARE--Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Common share equivalents including stock options, warrants and Preferred Stock have been excluded for all periods presented, as their effect would be antidilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998      1997
                                                    -------   -------   -------
Net Loss (Numerator):
Net loss, basic and diluted ......................  $11,765   $37,670   $22,986
                                                    =======   =======   =======
Shares (Denominator):
Weighted average common shares outstanding .......   16,965    14,047    11,418
Weighted average common shares outstanding
  subject to repurchase ..........................       59       351       752
                                                    -------   -------   -------
Shares used in computation, basic and diluted ....   16,906    13,696    10,666
                                                    =======   =======   =======

Net Loss Per Share, Basic and Diluted ............  $  0.70   $  2.75   $  2.16
                                                    =======   =======   =======

     SEGMENT DISCLOSURES - Effective January 1, 1999 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company organizes and manages its products and services as a single product family, and accordingly, the required disclosures under SFAS No. 131 regarding the Company's products and services are made to the face of the financial statements. The adoption of SFAS No. 131 had no effect on the financial position of the Company.

     RECLASSIFICATIONS-- Certain prior year amounts have been reclassified to conform to the current year presentation.

2. SHORT-TERM INVESTMENTS

     Short-term investments consist of the following debt securities as of December 31, 1999:


                            Amortized    Market    Unrealized       Unrealized
(In Thousands)                Cost       Value    Holding Gains   Holding Losses
                              ----       -----    -------------   --------------
Available-for-sale
  corporate securities ....  $1,000     $1,000        $ --             $ --
                             ======     ======        ====             ====

3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following :

                                                         December 31,
                                                      ---------------------
(In Thousands)                                          1999         1998
                                                      -------       -------
Raw materials ..................................      $   849       $ 4,294
Work in process ................................          111            93
Finished goods .................................        6,371         7,637
                                                      -------       -------
                                                      $ 7,331       $12,024
                                                      =======       =======

     Finished goods includes units on trial of $ 2,397 and $ 3,462 at December 31, 1999 and 1998, respectively.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                               December 31,
                                                           --------------------
(In Thousands)                                               1999        1998
                                                           --------    --------
Furniture, fixtures and office equipment ..............     $   453    $ 1,586
Computer equipment ....................................       6,876      9,292
Manufacturing equipment ...............................          69      1,954
Gaming machines & equipment ...........................       3,125      6,230
Leasehold improvements ................................         737      1,445
                                                            -------    -------
                                                             11,260     20,507

Accumulated depreciation and amortization                    (7,465)    (7,585)
                                                            -------    -------
                                                            $ 3,795    $12,922
                                                            =======    =======

Included in property and equipment at December 31, 1999 and 1998 are assets leased under capital leases of $1,000,000 net of accumulated depreciation of $1,000,000 and $792,000 as of December 31, 1999 and 1998, respectively.

5. ACCRUED LIABILITIES AND RESTRUCTURING ACCRUAL

     Accrued liabilities consists of:

                                                               December 31,
                                                           -------------------
    (In Thousands)                                          1999         1998
                                                           ------       ------
Accrued compensation benefits..........................    $  363       $  958
Accrued purchase arrangements..........................       160        1,100
Accrued royalties .....................................        60        1,811
Accrued tax obligations ...............................       550           --
Accrued interest expense ..............................        20        2,782
Other accrued liabilities .............................       502        1,503
                                                           ------       ------
                                                           $1,655       $8,154
                                                           ======       ======

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

                                  Accrued
                                 severance,    Facility     Write down
                                 benefits &     lease          of
                                 other costs  obligations  fixed assets  Total
                                 -----------  -----------  ------------  -----
Restructuring provision ........   $ 595         $ 293       $ 2,424    $ 3,312
Adjustment to amounts
  recorded .....................      --           (35)           --        (35)
Non-cash items .................      --            --        (2,424)    (2,424)
Amounts paid ...................    (595)         (258)           --       (853)
                                   -----         -----       -------    -------
Balance at September 30, 1999 ..   $  --         $  --       $    --    $    --
                                   =====         =====       =======    =======

Termination benefits were paid to 55 employees and all benefits were paid prior to May 31, 1999. The Company completed all remaining restructuring activities, including disposal of assets, before the end of 1999.

6. LEASES

     The Company leases its facilities under noncancellable operating lease agreements. The accompanying statements of operations reflect rent expense on a straight-line basis over the term of the leases. The difference between straight-line rent expense and actual cash payments is recorded as deferred rent.

     Future minimum operating commitments at December 31, 1999 are as follows:

                                                                 Operating
                                                                  Leases
                                                                  -------
                                                               (in thousands)
2000........................................................      $ 1,059
2001........................................................          961
2002........................................................          926
2003........................................................          567
2004........................................................          549
Thereafter..................................................          566
                                                                  -------
Total minimum lease payments................................      $ 4,628
                                                                  =======

During 1999 the Company entered into a sublease with respect to a portion of its Palo Alto facility. Pursuant to this agreement, which expires in 2005, the Company will receive sublease income approximating $3,912,000.

Rent expense (including prorated common area maintenance charges and utilities) for the years ended December 31, 1999, 1998 and 1997 was $859,000, $1,310,000
and $975,000, respectively. The 1999 rent expense was net of sublease income received of $279,000.

7. LONG-TERM BORROWING OBLIGATIONS

     The Company had a $4 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expired on December 31, 1999. As of December 31, 1999 the Company had $622,000 outstanding under this agreement. As of December 31, 1999 the Company was not in compliance with the minimum net worth covenants of the agreement, however the Company subsequently repaid all outstanding balances under this agreement in February 2000.

     Borrowing arrangements consist of the following (in thousands):

                                                              December 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Senior Discount Notes ($9.5 million and $47.25
 million principal obligation, respectively) .......    $  9,500       $ 37,716
Capital lease obligations ..........................           55           360
Other long-term obligations ........................        2,038         3,022
                                                         --------      --------
                                                          11,593        41,098
Current obligation .................................       (1,165)       (1,289)
                                                         --------      --------
Long-term portion ..................................     $ 10,428      $ 39,809
                                                         ========      ========

     Future minimum debt commitments at December 31, 1999 are as follows (in thousands):

                                                      Senior                  Other
                                                     Discount     Capital    Long Term    Total
                                                      Notes       Leases    Obligations    Debt
                                                     --------    --------    --------    --------
2000 .............................................   $  1,037      $  56     $ 1,315    $  2,408
2001 .............................................      1,063         --         788       1,851
2002 .............................................      1,072         --         230       1,302
2003 .............................................      1,082         --          --       1,082
2004 .............................................     10,887         --          --      10,887
Thereafter .......................................         --         --          --          --
                                                     --------      -----     -------    --------
   Total minimum payments ........................     15,141         56       2,333      17,530

Amount representing interest or future discount...     (5,641)        (1)       (295)     (5,937)
                                                     --------      -----     -------    --------
Present value of debt payments ...................      9,500         55       2,038      11,593
Current portion ..................................         --         55       1,110       1,165
                                                     --------      -----     -------    --------
Long-term portion ................................   $  9,500      $  --     $   928    $ 10,428
                                                     ========      =====     =======    ========

     In November 1999 the Company completed a restructuring of its then outstanding Senior Discount Notes whereby $39.75 million of principal plus approximately $8.3 million of accrued interest was exchanged for 39,750 shares of Series D Preferred Stock (see Note 8) which is convertible into 57% of the fully diluted equity of the Company and warrants to purchase up to 60,807.7 shares of Series E Preferred Stock at $0.01 per share. The terms of the remaining $7.5 million of Senior Discount Notes were modified to reduce the interest rate from 12.5% to 10% per annum (effective July 15, 1999) and to provide for interest to be payable in-kind through the issuance of additional notes at the Company's option and subject to certain coverage ratio tests. The maturity date of the remaining notes was extended to November 2004. Accrued and unpaid interest on the $7.5 million of notes remaining outstanding following the restructuring was forgiven through July 15, 1999.

     As a part of the debt restructuring, the holders of the Senior Discount Notes agreed to make an additional investment in the Company of up to $5 million in the form of senior secured notes (the New Notes). The New Notes are not convertible and bear cash interest at the rate of 10% per annum and in-kind interest at the rate of 3% per annum. The New Notes mature in five years and are issuable in tranches. The first $2 million was issued at the closing of the restructuring on November 24, 1999. To the extent, required by the Company, the additional $3 million of New Notes will be issued upon the achievement of certain financial and operating milestones, as determined by the holders of the Notes.

     Also, as part of the debt restructuring, the Company entered into certain other equity transactions: Holders of the outstanding Series B1 Redeemable Preferred Stock were required to convert their shares into Common Stock. Holders of outstanding shares of Common Stock (subject to the increase in authorized common stock which was approved by the shareholders in February 2000) are to be granted warrants to purchase additional shares of Common Stock for $0.1528 per share, at a rate of 3.59662 additional shares for each share of Common Stock held as of November 24, 1999 (54.9 million additional shares in total). See additional information regarding these equity securities in Notes 8 and 9.

     In accordance with Statement of Financial Accouting Standard No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the gain on cancellation of debt reflects these related equity transactions was reduced to reflect all future cash payments due to the holders of the Senior Discount Notes, as well as, future interest payments on these Notes and estimated amounts under the New Notes. All such future interest payments have been recorded as a liability as of the date of the Company's debt restructuring and are shown as Long-Term Accrued Interest on the accompanying balance sheet. As a result, in the future the Company will not record interest expense on its Senior Discount Notes.

     The components of the gain on conversion of debt consist of (in thousands):

     Carrying value of debt and related accrued interest .........    $ 39,098
     Fair value of Series D Preferred Stock and Series E
      Preferred Stock warrants issued ............................     (20,000)
     Future expected interest on modified debt and New Notes .....      (5,832)
     Gain on conversion of preferred stock to common stock .......       1,198
     Fair value of warrants issued to common stockholders ........        (994)
     Legal and other costs of restructuring ......................      (1,154)
                                                                      --------
     Net gain ....................................................    $ 12,316
                                                                      ========

     In June 1998, the Company entered into a secured equipment loan. Borrowings bear interest at 14% per annum for a term of 42 months. As of December 31, 1999, the Company had borrowed $1,562,000 under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was in compliance as of December 31, 1999.

     In  March  1998,  the  Company  entered  into  a  secured  equipment  term.
Borrowings bear interest at 11% per annum for a term of 36 months. As of December 31, 1999 the Company had borrowed $1,698,000 under this agreement. The agreement requires the Company to comply with certain financial covenants, with which the Company was not in in compliance as of December 31, 1999.

8. PREFERRED STOCK

     At December 31, 1999, the Company had 39,750 shares of Series D Preferred Stock and warrants to purchase up to 60,807.731 shares of Series E Preferred Stock outstanding. In connection with the increase in authorized shares of Common Stock approved by the shareholders in February 2000, the terms of the preferred stock was amended. The significant terms of the Series D and E Preferred Stock, as amended, are as follows:

* Each share of Series D Preferred Stock is convertible into 4,384.53 shares of Common Stock (subject to adjustment for anti-dilution) and each share of Series E Preferred Stock is convertible into 1,000 shares of Common Stock (subject to adjustment for anti-dilution).
* The holders of the Series D and E Preferred Stock will have the right to vote the number of shares of Common Stock into which all of such holder's shares are convertible, only if such holder has first received all prior approvals required under applicable gaming laws for conversion of all of the shares of Series D held by such holder
* Dividends may be paid at the discretion of the Board of Directors, however, cash dividends must be paid in an amount equal to the as-converted rate based on any cash dividends paid on common stock.
* In the event of liquidation, the holders of the Series D are first entitled to receive varying amounts based upon the aggregate transaction proceeds. If such proceeds are less than $20 million, the Series D holders are entitled to 100% of the proceeds. If such transaction proceeds exceed $30 million, the Series D holders would be entitled to the amount that would be paid if such Series D stock were converted into Common Stock immediately prior to the liquidation event. For aggregate transaction proceeds between $20 and $30 million, a pro rata fomula applies. Notwithstanding this, the holders of the Series D Preferred Stock shall not receive more than $1,000 per share as a result of a liquidation event. Series E holders will then receive an amount equal to the as-converted amount to be received for each share of Common Stock.
* The Company may redeem the outstanding shares of Series D, in whole or in part, at any time for cash at a redemption price equal to the greater of $1,000 per share or the amount which is equal to the fair market value of the Common Stock into which a share of Series D could be converted.
* In the event of a Change in Control (as defined), the holders of a majority of the Series D Preferred Stock may require the Company to redeem the outstanding shares of Series D Preferred Stock at a redemption price equal to the greater of $1,000 per share or the amount which is equal to the fair market value of the Common Stock into which a share of Series D Preferred Stock could be converted.

* So long as at least 100 shares of Series D or 200 shares of Series E remain outstanding, the prior written consent of the holders of the Series D and Series E will be required prior to certain corporate actions including, but not limited to, issuing additional capital stock or debt with a preference to or equal to the Series D or E in the Company or any of its subsidiaries, payment of dividends, incurring additional indebtedness (excluding refinancing and the Company's bank borrowings), entering into transactions with affiliates, issuing or disposing of the capital stock of its subsidiaries, disposing of assets of the Company or its subsidiaries, and merging or consolidating with any other entity or entering into any transaction which would have the effect of a change in control.

     The warrants to purchase up to 60,807.731 shares of Series E Preferred Stock at $0.01 per share are to be issued in connection with the debt restructuring and are directly related to the common stock warrants issued to the Common Shareholders of record as of November 24, 1999 (see Note 7). The Series E warrants become exercisable in proportion to the number of Common Stock warrants exercised. The warrants expire in May 2004.

9. COMMON STOCK

     In February 2000 the Company's shareholders approved an increase in the authorized capital of the Company to 750,000,000 shares. This will provide suffficient shares for the conversion of the Preferred Shares into Common Stock, the issuance of warrants to the existing equity holders, and the granting of stock options to management and employees of the Company as contemplated in the November 1999 debt restructuring. At the same time the Board of Directors increased the number of shares authorized in the 1999 Long-Term Compensation Plan from 15,657,490 to 116,190,084.

     At December 31, 1999, Common Stock (including the effect of the February 2000 increases noted above) was reserved for issuance as follows:

Conversion of outstanding shares of Series D Preferred Stock .....   174,285,127
Conversion upon exercise of Series E Preferred Stock warrants ....    60,807,731
Common stock warrants issued to shareholders of record as of
  November 24, 1999 in connection with the debt restructuring ....    54,985,667
Issuable under other stock purchase warrants .....................       919,443
Stock Option Plans ...............................................   105,904,165
Employee Stock Purchase Plans ....................................       449,483
                                                                     -----------
                                                                     397,351,616
                                                                     ===========

WARRANTS

     Holders of outstanding shares of Common Stock (subject to the increase in authorized common stock which was approved by the shareholders in February 2000) are to be granted warrants to purchase additional shares of Common Stock for $0.1528 per share, at a rate of 3.59662 additional shares for each share of Common Stock held as of November 24, 1999. These warrants become exercisable beginning in February 2001 and expire in February 2004. In the event that the Company's stock price exceeds $0.2346 per share for twenty consecutive days, the expiration date of the warrant is accelerated to a date 180 days after that event.

     During 1998, the Company issued warrants to purchase 250,000 shares of Common Stock at $8.00 per share in conjunction with the issuance and sale of the Company's 1998 Senior Discount Notes. These warrants expire on September 30, 2002. During 1997, the Company issued warrants to purchase 375,000 shares of Common Stock at $15.4375 per share in conjunction with the issuance and sale of the Company's 1997 Senior Discount Notes. These warrants were repriced to $8.00 per share in connection with the issuance of the Company's 1998 Senior Discount Notes. The warrants expire on September 30, 2002. During 1996, the Company issued warrants to certain financial advisors in connection with its Series C Redeemable Convertible Preferred Stock financing. These warrants are exercisable for 116,666 shares of Common Stock at an exercise price of $7.50 per share and expire in 2001. In connection with the initial public offering in 1996, the Company issued 5-year warrants to purchase an aggregate of 177,777 shares of Common Stock to other financial advisors at an exercise price of $12.60 per share. All warrants remain outstanding after the debt restructuring that occurred during the fourth quarter of 1999.

STOCK OPTION PLANS

     Under the 1994 Stock Option Plan (the "1994 Option Plan"), the Company may grant incentive or nonstatutory stock options up to 4,563,077 shares of Common Stock to employees, directors and consultants at prices not less than fair market value for incentive stock options and not less than 85% of fair market value for nonstatutory stock options. These options generally expire five to ten years from the date of grant. Options normally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter and may be exercised at any time, subject to the Company's right to repurchase unvested shares at the original exercise price upon termination.

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

     In 1997, the Board of Directors adopted the 1997 Nonstatutory Stock Option Plan (the "1997 Option Plan"). Under this plan, the Company may grant nonstatutory stock options for up to 2,350,000 shares of Common Stock to employees and consultants at prices not less than 85% of fair market value on the effective date of the grant. These options generally expire ten years from the date of grant and are immediately exercisable.

     In 1999, the Board of Directors adopted the 1999 Long-Term Compensation Plan (the "1999 Plan") as a part of the debt restructuring. A total of 15,657,490 shares were authorized for issuance under this plan and 15,657,490 shares were sold to officers in the year ended December 31, 1999. Under the terms of the restricted stock purchase agreement, the Company has the right to repurchase up to 80% of these shares at the original sale price; this right lapses over a four-year period based on continued employment. Under this plan, the Company may grant options or restricted shares of Common Stock to employees, and directors at prices not less than 85% of fair market value on the effective date of the grant. The terms of the options may vary but generally expire ten years from the date of grant and are immediately exercisable. In February 2000 the authorized number of shares in the 1999 Plan was increased to 116,190,094 shares following the increase in the Company's authorized capital. Also in February, 2000 the Company issued an additional 85,090,492 shares to employees and directors.

     Option activity under the Company's option plans is as follows:

                                                                        Weighted
                                                         Number         Average
                                                           of           Exercise
                                                         Shares          Price
                                                       ----------       -------
Outstanding, January 1, 1997 ......................       835,403       $ 6.35
Granted (weighted average fair value of $7.49) ....     1,150,385        15.02
Exercised .........................................       (49,083)        4.13
Cancelled .........................................       (39,529)       12.01
                                                      -----------       ------
Outstanding, December 31, 1997 ....................     1,897,176        11.36
Granted (weighted average fair value of $4.29) ....     3,759,563         5.85
Exercised .........................................       (97,400)        2.23
Cancelled .........................................    (3,605,166)        9.84
                                                      -----------       ------
Outstanding, December 31, 1998 ....................     1,954,173         4.09
Granted  at market value (weighted average fair
 value of $0.13) ..................................     3,437,751         0.58
Granted below market value (weighted average fair
 value of $0.01) ..................................    15,657,490         0.02
Exercised .........................................   (15,722,830)        0.45
Cancelled .........................................    (1,920,039)        2.69
                                                      -----------       ------
Outstanding, December 31, 1999 ....................     3,406,545       $ 1.58
                                                      ===========       ======

     Additional information regarding options outstanding as of December 31, 1999, is as follows:

                             Options Outstanding            Options Exercisable
                       ----------------------------------  ---------------------
                                     Weighted
                         Number      Average     Weighted     Number    Weighted
                      Outstanding   Remaining     Average  Exercisable  Average
       Range of          as of     Contractual   Exercise     as of     Exercise
    Exercise Prices    12/31/99     Life (yrs)    Price      12/31/99    Price
    ---------------    --------     ----------    -----      --------    -----
   $ 0.105 - $ 0.452     176,512       8.77      $  0.43      176,512   $  0.43
   $ 0.500 - $ 0.500   1,337,375       2.98         0.50    1,337,375      0.50
   $ 0.562 - $ 0.719     139,128       4.41         0.62      139,128      0.62
   $ 0.750 - $ 0.750     804,500        9.2         0.75      804,500      0.75
   $ 1.500 - $ 3.750     268,819       8.31         1.84      268,819      1.90
   $ 4.000 - $ 4.000     576,445       7.57         4.00      576,445      4.00
   $ 4.250 - $10.500      72,666       7.10         9.55       63,218      9.58
   $11.750 - $11.750       1,100       7.38        11.75        1,100     11.75
   $12.250 - $12.250      15,000       7.39        12.25       12,915     12.25
   $18.750 - $18.750      15,000       7.18        18.75       13,750     18.75
   -----------------      ------       ----        -----       ------     -----
   $ 0.105 - $18.750   3,406,545       6.13      $  1.58    3,393,762   $  1.55
   =================   =========       ====      =======    =========   =======

     At December 31, 1999, 1,111,317, 105,000, and 748,699 shares were available for future grants under the 1994 Option Plan, Directors Plan, and 1997 Option Plan respectively. At December 31, 1999, 13,212 shares exercised were subject to repurchase. As of December 31, 1998 and 1997, 1,915,974 and 1,826,896 shares respectively were exercisable with a weighted average exercise price of $3.94 and $11.27, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     Under the 1998 Purchase Plan, eligible employees are permitted to purchase shares of Common Stock through salary withholding at a price equal to 85% of the lower of the market value of the stock at the beginning or the end of the 6-month offering period, subject to certain limitations. At December 31, 1999, 300,517 shares had been issued under both of the Purchase Plans and 449,483 shares were reserved for further issuance. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $1.28, $3.73 and $3.52, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of one year for all years; expected interest rate of 6.0%, 5.7% and 6.2% for 1999, 1998 and 1997, respectively; expected volatility of 115% in 1999, 75% in 1998 and 65% in 1997; and no dividends during the expected term.

ADDITIONAL STOCK PLAN INFORMATION

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's stock option calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 115% in 1999, 75% in 1998 and 65% in 1997; risk-free interest rates, 6.0% in 1999, 5.7% in 1998, and 6.2% in 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards (including awards under the Purchase Plan) had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $13,763,000 ($0.81 loss per share) in 1999, $44,673,000 ($3.15 loss per share) in 1998, and $26,815,000 ($2.51 loss per share) in 1997.

10. INCOME TAXES

     The Company has had losses since inception and therefore has not provided for income taxes.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, 1999 and 1998 are as follows:

                                                            December 31,
                                                        ----------------------
(in thousands)                                            1999          1998
                                                        --------      --------
Net deferred tax assets:
  Net operating losses .............................    $     --      $ 25,596
  Research and development credits .................          --         1,140
  Capitalized research and development costs .......          --           895
  Accruals deductible in different periods .........       6,160         4,204
  Depreciation and amortization ....................         258          (250)
                                                        --------      --------
                                                           6,418        31,585
Valuation allowance ................................      (6,418)      (31,585)
                                                        --------      --------
Total                                                   $     --      $     --
                                                        ========      ========

     Due to the uncertainty surrounding the realization of the benefits of its favorable tax attributes in future tax returns, the Company has fully reserved its net deferred tax assets as of December 31, 1999 and 1998, respectively.

     The  Tax  Reform  Act  of  1986  and  the  California  Act of  1987  impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company's ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions.
The Company underwent an ownership change as of the date of the debt restructuring in November, 1999. As a result, the Company lost the potential tax benefits of the net operating loss carryforwards and tax credit carryforwards tha existed at that time.

11. SUBSEQUENT EVENTS

     In March 2000 the Company entered into a secured revolving line of credit with a new bank based upon eligible accounts receivable. Under the terms of this borrowing arrangement which will expire in March 2001, the Company may borrow up to $2 million. Borrowings will bear interest at the bank's prime rate plus 1.50%. The Company will issue the bank warrants to acquire 100,000 shares of Common Stock at a per share price of $0.30 which may be exercised over a five-year period.

     In March 2000 the Company was served papers in connection with a patent infringement lawsuit filed against it and one other slot machine manufacturer by International Game Technology, Inc. (IGT). As disclosed in November 1999, IGT is alleging infringement of a patent issued to IGT in September 1999 entitled "Game Machine and Method Using Touch Screen". The Company has not yet responded to the lawsuit and the Company's management denies the assertions of infringement. The Company is presently unable to determine the financial impact, if any, of this litigation. The costs of defending this lawsuit may be substantial and may require significant amounts of senior management time. Any adverse result from such litigation could materially and adversely affect the Company's liquidity and capital resources. No adjustments have been made in the accompanying consolidated financial statements relating to this litigation.

     In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in 1998. The Company is in the process of arbitration as required by the Distribution Agreement, seeking to recover outstanding receivables from the distributor when it received this lawsuit. The Company is in the preliminary stages of investigating the allegations contained in the suit and has not yet responded to the complaint.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Silicon Gaming, Inc.:

We have audited the accompanying consolidated balance sheets of Silicon Gaming, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in
Item 14(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Gaming, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

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


/s/ Deloitte & Touche LLP
San Jose, California

February  15, 2000
(March 22, 2000
  as to Note 11)

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)


                                                Additions
                                   Balance at   charged to            Balance at
                                   Beginning    costs and               end of
        Description                of period    expenses   Deductions   period
        -----------                ---------    --------   ----------   ------
YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts     $1,650       $  200       $681      $1,169

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts     $   50       $1,600       $ --      $1,650

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts     $   --       $   50       $ --      $   50

                               INDEX TO EXHIBITS

Exhibit        Description
-------        -----------
3.1 (1)        Amended and Restated Articles of Incorporation of the Registrant.

3.2 (2)        Bylaws of the Registrant.

4.1 (4) Amendment No. 2 to Securities Purchase Agreement, by and between the Company and B III Capital Partners L.P., a Delaware partnership dated as of September 30, 1997

4.2 (4) Form of Certificate of Determination for Series D Preferred Stock dated as of November 24, 1999

4.3 (4) Form of Certificate of Determination for Series E Preferred Stock dated as of November 24, 1999

4.4 (4)        Series E Warrant Agreement dated November 24, 1999

4.5 (4) Securities Purchase Agreement by and between the Company and BIII Capital Partners L.P., a Delaware partnership dated as of November 24, 1999

4.6 (4) Form of Senior Discount Notes due November 24, 2004 dated as of November 24, 1999

10.1 (2)       Amended and Restated 1994 Stock Option Plan, as amended.

10.2 (2) Lease Agreement dated September 14, 1995, between the Registrant and Demmon Family Partnership.

10.7 (2)       Second Amended and Restated Rights Agreement dated as of
               March 21, 1996.

10.8 (3) Master Equipment Lease Agreement dated October 6, 1995, between the Registrant and Lighthouse Capital Partners, L.P.

10.10 (2)      Side Letter Agreement dated March 21, 1996, between the
               Registrant and the Interpublic Group of Companies, Inc.

10.11 (2)      Side Letter Agreement dated March 21, 1996, between the
               Registrant and Station Casinos, Inc.

10.15 (2)      OEM Master License Agreement dated April 17, 1996, between the
               Registrant and RSA Data Security, Inc.

10.19 (2)      1996 Employee Stock Purchase Plan.

10.20 (2)      1996 Outside Directors Stock Option Plan.

10.21 (3)      Software License Agreement dated June 20, 1996 between the
               Registrant and Duck Corporation.

10.22 (5)      Lease Agreement dated August 14, 1996, between the Registrant and
               Interactive Technologies, Inc.

10.24 (5)      Lease Agreement dated January 23, 1997, between the Registrant and Johnny Ribeiro

10.25 (5)      Lease Agreement dated January 23, 1997, between the Registrant and The Ribeiro Corporation

10.26 (6)      Lease Agreement dated October 7, 1997 between the Registrant and
               Battle Born Development, LLC.

10.27 (6)      1997 Nonstatutory Stock Option Plan

10.41 (4)      Restructuring Agreement by and between the Registrant and BIII
               Capital Partners, L.P., a Delaware partnership, dated
               November 24, 1999

10.42 (4)      1999 Long-Term Compensation Plan

10.43 (4)      Stockholders Agreement by and between the Registrant, management stockholders and BIII Capital Partners, L.P., a Delaware partnership, dated November 24, 1999

21.1           Subsidiaries of the registrant.

23.1           Consent of Deloitte & Touche LLP.

27             Financial Data Schedule.

----------
(1) Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-1 (no.333-4793) which became effective on July 30, 1996 (the "Form S-1").

(2) Incoporated by reference to identically numbered exhibit to Registrant's Registration Statement on Form 10 (No.0-28294) filed with the Commission on April 24, 1996 (the "Form 10").

(3)  Incorporated by reference to identically numbered exhibit to the Form S-1.

(4) Incoporated by reference to exhibits in the Registrants Form 8-K filed with the Commision on November 24, 1999.

(5) Incorporated by reference to identically numbered exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(6)  Incorporated  by  reference  to  identically   numbered   exhibits  to  the
     Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.