Form 10-K405/A
period 1998-12-31
SILICON GAMING INC
filed 2000-05-01
CIK 1013170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

                                       OR

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

                          Common Stock, $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates as of February 29, 2000: $5,013,226

Number of shares outstanding of the issuer's common Stock, $.001 par value, as of February 29, 2000: 30,949,273

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

Part III of the Registrant's Form 10-K for the fiscal year ended 12/31/99 is amended to read in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the current directors, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were selected as directors or nominees and their ages as of March 1, 2000

                                                                       Director
        Name             Age          Principal Occupation              since
        ----             ---          --------------------              -----
Andrew S. Pascal......    34  President and Chief Executive Officer,     1998
                              Silicon Gaming, Inc.

Rob Reis..............    46  Consultant/Proprietor, Breakthroughs!      1999

Stanford Springel.....    53  Consultant; Chief Executive Officer,       1999
                              Omega Environmental, Inc.

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

     Rob Reis was appointed to the board of directors of the Company effective November 24, 1999. He is currently engaged as an independent consultant with the Company for strategic business advice. From 1996 to 1998, he served as a director of the Texas Instruments Innovation Center. In 1989 Mr. Reis founded Savi Technology, Inc., and from 1989 to 1995 served as its President and Chief Executive Officer. In 1983, Mr. Reis founded Finial Technology, Inc. and from 1983 to 1987 served as its President and Chief Executive Officer.

     Stanford Springel was appointed to the board of directors of the Company effective November 24,1999. Mr. Springel is a specialist in company turn-arounds. Since 1991, Mr. Springel has acted as an independent consultant serving in a variety of executive roles providing domestic and international turnaround management services to financially distressed companies, including
(i) Omega Environmental, Inc., an environmental services company currently in Chapter 11 where, since June 1997, Mr. Springel has served as Chief Executive Officer, (ii) Interlogic Trace, Inc., ("Interlogic"), a nationwide provider of computer maintenance and repair services where, from February 1995 to December 1995, Mr. Springel served as Interim Chief Operating Officer and Interim
President, (iii) Riedel Environmental Technologies, Inc. ("Riedel"), an environmental remediation and services company where, from January 1994 to March 1996, Mr. Springel served as Interim Chief Executive Officer and President and, for a period of time, as a member of the board of directors, and (iv) Ter Meulen Post, a Dutch retail catalogue company where, during 1993, Mr. Springel served as Chief Operating Officer. Both Interlogic and Riedel were in Chapter 11 during Mr. Springel's association with those companies. Since December 1995, Mr. Springel has served on the board of directors of Pinebrook Capital.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for such persons, the Company believes that each of its directors, officers and greater than ten percent beneficial owners during the fiscal year ended December 31, 1999 have complied with all filing requirements applicable to such person.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose compensation for the fiscal year ended December 31, 1999 exceeded $100,000 for services rendered in all capacities to the Company during the last three fiscal years (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                             Annual               Long-Term
                                          Compensation       Compensation Awards
 Name and Principal         Fiscal    ---------------------   Shares Underlying     All Other
      Position               Year     Salary(1)    Bonus(3)    Options Granted   Compensation(2)
      --------               ----     ---------    --------    ---------------   ---------------
David S. Morse(4) ........   1999     $ 59,125           --             --               --
 Former Chairman of the      1998     $ 64,919           --        155,000(5)            --
 Board and Acting Chief        --           --           --             --               --
 Executive  Officer

Andrew S. Pascal(6) ......   1999     $208,265     $100,000        300,000            $ 450
 Chief Executive Officer,    1998     $191,338     $  2,300        130,000(7)         $ 380
 President, and Acting       1997     $162,500     $ 35,003         30,000            $ 332
 Chief Financial Officer

Betsy B. Sutter ..........   1999     $126,000     $ 31,500        150,000            $ 362
 Vice President--Human       1998     $121,870     $ 15,000        150,400(8)         $ 319
 Resources(9)                1997     $ 82,385           --         25,200            $ 198

Paul Mathews .............   1999     $126,170     $ 46,875        150,000            $ 360
 Vice President--Business    1998     $125,000     $  6,375        163,336(10)        $ 270
 Development and             1997     $110,417           --         40,000            $ 262
 Government Affairs

Paul D. Miltenberger .....   1999     $150,643     $ 32,500        100,000            $ 324
 Vice President--            1998     $109,167     $ 17,721             --
 Corporate Development       1997     $ 93,031           --             --

John K. Penver ...........   1999     $124,993     $ 31,250        140,000            $ 360
 Vice President-             1998     $116,667     $ 11,307             --
 Finance(11)                 1997     $ 85,256           --             --

----------
(1)  Salary includes any compensation deferred under Company's 401(k) plan.
(2) Represents life insurance premiums paid by the Company for the benefit of the Named Executive Officer.
(3) In March of 1999, a retention program was adopted by the Board that compensated the Company's executives for their continued commitment to the reorganization of the company.
(4) Mr. Morse was elected Chairman of the Board in August 1998 and served as Acting Chief Executive Officer from August 1998 to February 1999.
(5) Represents 5,000 shares granted to Mr. Morse in his capacity as a director and 75,000 shares granted to him as Acting Chief Executive Officer, which shares were repriced in December 1998.
(6) Mr. Pascal currently serves as President and Chief Executive Officer of the Company, to which he was elected in February 1999. From January 1997 through February 1999, he served as Executive Vice President-Marketing and Game Development.
(7)  Represents options granted in prior years and repriced in September 1998.
(8) Represents 25,200 shares granted in prior years and repriced in January 1998 and in September 1998; 50,000 shares granted in 1998 and repriced in September 1998.
(9)  Ms. Sutter was hired in March, 1997.
(10) Represents 40,000 shares granted in prior years and repriced in January 1998 and in September 1998; 16,666 shares granted in a prior year and repriced in September 1998; 33,335 shares granted in 1998, repriced in September 1998 and subsequently cancelled in October 1998.
(11) Mr. Penver was hired in February, 1997.

STOCK OPTION GRANTS

     The following table sets forth further information regarding individual grants of options for the Company's Common Stock during the year ended December 31, 1999 for each Named Executive Officer. Such grants were made pursuant to the Company's 1994 Stock Option Plan and 1997 Non-Qualified Stock Option Plan. In accordance with the rules of the Securities and Exchange Commission ("SEC"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten- year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, are dependent on the future performance of the Company's Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable
                                                                                    Value at Assumed Annual
                           Number of     % of Total                                  Rates of Stock Price
                            Shares        Options                                   Appreciation for Option
                          Underlying     Granted to    Exercise                             Term(4)
                           Options        Employees     Price        Expiration   ---------------------------
       Name              Granted(1)(2)     in 1998    Per Share(3)      Date          5%             10%
       ----              -------------     -------    ------------      ----      -----------     -----------
David S. Morse ........                    0.0000
Andrew S. Pascal ......    300,000         8.7266        $ 0.75       03/09/09    $141,501.00     $358,592.00
Betsy B. Sutter .......    150,000         4.3633        $ 0.75       03/09/09    $ 70,751.00     $179,296.00
Paul Mathews ..........    150,000         4.3633        $ 0.75       03/09/09    $ 70,751.00     $179,296.00
Paul D .Miltenberger ..    100,000         2.9089        $ 0.75       03/09/09    $ 47,167.00     $119,531.00
John K. Penver ........     40,000         1.1636        $ 0.50       03/12/09    $ 12,578.00     $ 31,875.00
                           100,000         2.9089        $ 0.75       04/22/09    $ 47,167.00     $119,531.00

----------
(1) Options granted in 1999 were granted under the 1994 Stock Option Plan, the 1996 Outside Directors' Stock Option Plan and the 1997 Non-Qualified Stock Option Plan. The Board of Directors has discretion, subject to plan limits, to modify the terms of outstanding options.
(2) With the exception of the options for 5,000 shares that were granted to Mr. Morse in 1998 under the 1996 Outside Directors' Plan, which provides that options become exercisable upon vesting, each option is fully exercisable from the time of grant, subject to the Company's right to repurchase any unvested shares at the original exercise price in the event of the optionee's termination. Shares vest at the rate of 1/4 of the shares after one year and then 1/48 of the total number of shares each month thereafter. Each option expires ten years from the date of grant. Under the 1997 Outside Directors' Plan, shares vest monthly over 36 months.
(3) The per-share exercise price of options granted represents the fair market value of the underlying shares of Common Stock on the dates the respective options were granted as reported on the NASDAQ National Market, or the OTC Bulletin Board, as applicable.
(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided pursuant to the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding the exercise of options by the named Executive Officers during 1999 and unexercised stock options held by each of the Named Executive Officers as of December 31, 1999:

                        Number of Securities
                            Underlying                 Value of Unexercised
                       Unexercised Options at        In-the-Money Options at
                         December 31, 1999             December 31, 1999(1)
                    -----------------------------  -----------------------------
                    Exercisable(2)  Unexercisable  Exercisable(2)  Unexercisable
                    --------------  -------------  --------------  -------------
Andrew S. Pascal...    430,000            0              0               0
Betsy B. Sutter....    225,200            0              0               0
Paul Mathews.......    206,666            0              0               0
Paul Miltenberger..    175,000            0              0               0
John Penver........    179,700            0              0               0

----------
(1) Market value of underlying securities at year end ($0.125) minus the exercise price.
(2) With certain exceptions, all options are fully exercisable, subject to the Company's right to repurchase any unvested shares at the original exercise price in the event of the optionee's termination.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 2000 by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the "Executive Compensation -- Summary Compensation Table" on page 7 and (iv) all directors and current executive officers as a group.

                                                            Shares of Common
                                                           Stock Beneficially
                                                                 Owned(1)
                                                         ----------------------
Five Percent Shareholders, Directors                    Percentage
     and Executive Officers                              Number(2)    Ownership
------------------------------------                     ---------    ---------
Andrew S. Pascal......................................   11,999,562      27.94
Paul D. Mathews.......................................    8,085,140      20.71
Betsy B. Sutter.......................................    1,117,009       3.48
John Penver...........................................    1,504,675       4.64
Paul Miltenberger.....................................    1,423,534       4.40
All directors and current executive
  officers as a group (7 persons)(3)..................   24,129,920      43.81

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 1, 2000 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. In general, options granted under the 1994 Stock Option Plan are fully exercisable from the date of grant, subject to the Company's right to repurchase any unvested shares at the original exercise price upon termination of employment. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) On November 24, 1999, the Company adopted the "1999 Long Term Compensation Plan" pursuant to a resolution of the Board of Directors. On the 7th of February, 2000, the officers along with many of the employees, were granted new options that took effect in fiscal year 2000. The schedule of beneficial shares reflects the effects of this plan with regards to the officers listed thereunder. Options granted under the 1999 Long Term Compensation plan vest 20% on date of issuance, and the remainder vest 1/48th each calendar month after issuance, unless earlier terminated.
(3) Includes 6,989,470 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days after March 1, 2000 from the options that were granted on February 7th, 2000, under the 1999 Long Term Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 24, 1999, Mr. Andrew Pascal, the President and CEO, and Mr. Paul Matthews, the Vice President of Business Development and Government
Affairs, each issued non-recourse promissory notes to the Company in the principal amount of $117,431.17, as payment for 7,828,745 shares of common stock issued to each of Messrs. Pascal and Matthews under the Silicon Gaming, Inc. 1999 Long Term Compensation Plan. Messrs. Pascal and Matthews each pledged the shares as collateral against the payment of the promissory notes. As of April 28, 2000, the principal amount outstanding on each promissory note was $117,431.17. The notes each accrue interest at the rate of 6.39% per annum and mature on October 30, 2009.

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

                                        Date: May 1, 2000