Form 10-Q
period 2000-03-31
SILICON GAMING INC
filed 2000-05-22
CIK 1013170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

               30,978,831 shares of Common Stock, $.001 par value,
                     were outstanding as of April 30, 2000.

                              SILICON GAMING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets--March 31, 2000
          and December 31, 1999.............................................   3

          Consolidated Statements of Operations--Three months
          ended March 31, 2000 and 1999.....................................   4

          Consolidated Statements of Cash Flows--Three months
          ended March 31, 2000 and 1999.....................................   5

          Notes to Consolidated Financial Statements........................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  10

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  21

          Exhibits and Reports on Form 8-K..................................  21

          Signature.........................................................  22

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         March 31,  December 31,
                                                           2000        1999
                                                         --------    --------
                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents ...............................   $    837    $    877
  Short-term investments .............................                  1,000
  Accounts receivable (net of allowances of $1,044
    in 2000 and $1,169 in 1999) ......................      1,963       1,188
  Inventories ........................................      5,801       7,331
  Prepaids and other .................................        834       1,069
                                                         --------    --------
     Total current assets ............................      9,435      11,465
PROPERTY AND EQUIPMENT, NET ..........................      3,313       3,795
OTHER ASSETS, NET ....................................        299         321
                                                         --------    --------
         TOTAL ASSETS ................................   $ 13,047    $ 15,581
                                                         ========    ========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable ...................................   $  1,252    $  1,389
  Accrued liabilities ................................      1,545       1,655
  Deferred revenue ...................................      1,131         240
  Line of credit .....................................        622
  Current portion of long-term obligations ...........      1,152       1,165
                                                         --------    --------
     Total current liabilities .......................      5,080       5,071
OTHER LONG-TERM LIABILITIES ..........................      1,609       1,611
LONG-TERM OBLIGATIONS ................................     10,379      10,428
LONG-TERM ACCRUED INTEREST ...........................      5,777       5,832

SHAREHOLDERS' DEFICIENCY

  Common Stock, $.001 par value; 750,000,000 shares
    authorized; shares Outstanding: March 31, 2000--
    30,978,831; December 31, 1999--30,949,273 ........     64,123      64,123
  Preferred Stock, $.001 par value; 6,884,473 shares
    authorized; shares outstanding at March 31, 2000--
    39,750 (liquidation preference up to $39.75
    million) .........................................     20,000      20,000
  Warrants ...........................................      5,542       5,542
  Notes receivable from shareholders .................       (344)       (345)
  Deferred stock compensation ........................     (4,355)     (4,646)
  Accumulated deficit ................................    (94,764)    (92,035)
                                                         --------    --------
     Total shareholders' deficiency ..................     (9,798)     (7,361)
                                                         --------    --------
                                                         $ 13,047    $ 15,581
                                                         ========    ========

                 See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
REVENUE:
  Hardware .......................................        $ 1,978        $ 3,672
  Software .......................................            645          1,387
  Participation ..................................            448            602
     Other .......................................             32
                                                          -------        -------
  Total revenue ..................................        $ 3,103        $ 5,661

OPERATING EXPENSES:
  Cost of sales and related
    manufacturing expenses .......................          1,987          4,219
  Research and development .......................            613          2,348
  Selling, general and
    administrative ...............................          3,136          2,896
  Restructuring charges ..........................                         3,312
                                                          -------        -------
  Total costs and expenses .......................          5,736         12,775
                                                          -------        -------
       Loss from operations ......................          2,633          7,114

  Interest expense, net ..........................             96          1,926

NET LOSS .........................................        $ 2,729        $ 9,040
                                                          =======        =======
Basic and diluted net loss per share .............        $  0.09        $  0.64
                                                          =======        =======
Shares used in computation .......................         30,959         14,115

                 See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2000       1999
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................   $(2,729)   $(9,040)
  Reconciliation to net cash used in operating activities:
    Depreciation and amortization ........................       517      1,726
    Accrued interest .....................................       (55)     1,125
    Accretion of debt discount ...........................                  599
    Deferred stock compensation ..........................       291
    Restructuring charges ................................                2,566
    Deferred rent ........................................        (2)        19
  Changes in assets and liabilities:
    Accounts receivable ..................................      (775)     1,297
    Inventories ..........................................     1,530        553
    Prepaid and other ....................................       235         10
    Participation units ..................................       (44)       406
    Accounts payable .....................................      (137)      (529)
    Accrued liabilities ..................................      (110)      (285)
    Deferred revenue .....................................       891       (285)
                                                             -------    -------
      Net cash used in operating activities ..............      (388)    (1,838)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ..................        --       (311)
  Sale of property and equipment .........................         9         --
  Sales and maturities of short-term investments .........     1,000         --
  Other assets, net ......................................        22        (31)
                                                             -------    -------
      Net cash provided by (used in) investing activities      1,031       (342)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loans and line of credit ............       250
  Repayment of bank line of credit .......................      (622)    (1,868)
  Sale of Common Stock, net of notes receivable ..........        --         48
  Collection of note receivable ..........................         1          9
  Repayment of term loans ................................      (265)      (235)
  Repayment of capital lease obligations .................       (47)       (76)
                                                             -------    -------
      Net cash provided by financing activities ..........      (683)    (2,122)
                                                             -------    -------
NET DECREASE IN CASH AND EQUIVALENTS .....................       (40)    (4,302)
  Beginning of period ....................................       877      8,399
                                                             -------    -------
  End of period ..........................................   $   837    $ 4,097
                                                             =======    =======
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ...............   $   182    $   173
                                                             -------    =======
  Conversion of preferred stock to Common Stock ..........   $    --    $    --
                                                             =======    =======

                 See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses every year since its inception and at March 31,2000, had an accumulated deficit of $94,764,000 and a shareholders' deficiency of $9,798,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1999 the Company completed a substantial restructuring of its capitalization whereby $39.75 million of Senior Discount Notes and approximately $8.3 million of accrued interest were converted into Preferred Stock, and the remaining terms of the Senior Discount Notes were modified to reduce the interest rate thereon and extend the payment terms. Concurrent with the restructuring, the Company borrowed $2 million under new Senior Discount Notes and established a facility whereby up to an additional $3 million of new Senior Discount Notes may be issued upon meeting certain financial and operational milestones. Management continues to review financing and other strategic alternatives available to the Company such as additional equity or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or part of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to proposed new product introductions, will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 2000. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     NET LOSS PER SHARE - Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Common share equivalents including stock options, warrants and Redeemable Convertible Preferred Stock aggregating 104,534,555 shares, 116,712,841 shares and 235,092,858 shares, respectively, as of March 31,2000 and 4,652,569 shares, 919,443 shares and 983,143 shares, respectively, as of March 31, 1999, have been excluded from all periods presented, as their effect would be antidilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                                            Three months ended
                                                                March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
     Net Loss (Numerator):
     Net Loss, basic and diluted .......................   $ (2,729)   $ (9,040)
                                                           ========    ========
     Shares (Denominator)
     Weighted average common shares outstanding ........     30,959      14,277
     Weighted average common shares subject
       to repurchase ...................................                   (162)
                                                           --------    --------
     Shares used in computation .......................      30,959      14,115
                                                           ========    ========
     Net Loss Per Share, Basic and Diluted .............   $   0.09    $   0.64
                                                           ========    ========

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  March 31,       December 31,
                                                    2000             1999
                                                   -------          -------
     Raw materials ......................          $   971          $   849
     Work in process ....................              642              111
     Finished goods .....................            4,188            6,371
                                                   -------          -------
                                                   $ 5,801          $ 7,331
                                                   =======          =======

3.   CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests only in high credit quality short-term debt with its surplus funds. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of March 31, 2000, two customers accounted for 18% and 8% of accounts receivable. For the three months ended March 31, 2000, one customer accounted for 10% of revenue. For the three months ended March 31, 1999, one customer accounted for 15% of revenue.

4.   BORROWING ARRANGEMENTS

     The Company had a $4 million secured revolving line of credit agreement based on the Company's eligible accounts receivable, which expired on December 31, 1999. The Company subsequently repaid all outstanding balances under this agreement in February 2000. As of April 30, 2000, the company was in the process of formalizing a new revolving line of credit. See Note 5.

     Borrowing arrangements consist of the following (in thousands):

                                                         March 31,  December 31,
                                                           2000        1999
                                                         --------    --------
     Senior Discount Notes  ...........................  $  9,750    $  9,500
     Capital lease obligations ........................         8          55
     Other long-term obligations ......................     1,773       2,038
                                                         --------    --------

                                                           11,531      11,593
     Current obligation ...............................    (1,152)     (1,165)
                                                         --------    --------
     Long-term portion ................................  $ 10,379    $ 10,428
                                                         ========    ========

5. SUBSEQUENT EVENTS

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

     In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in 1998. The Company is in the process of arbitration as required by the Distribution Agreement, seeking to recover outstanding receivables from the distributor when it received this lawsuit. The Company is still in the preliminary stages of investigating the allegations contained in the suit and has not yet responded to the complaint.

     In March 2000, the Company entered into a secured revolving line of credit with a new bank based upon eligible accounts receivable. Under the terms of this borrowing arrangement, which will initially expire in May 2001 (and subject to automatic renewal provisions), the Company may borrow up to $2 million. Borrowings will bear interest at the bank's prime rate (9.50% at May 18, 2000) plus 1.5%. The Company will issue the bank warrants to up to acquire $35,000 worth of shares of Common Stock at a per share price not to exceed $.35 (35 cents) per share, which may be exercised over a five-year period. The exercise price of the warrants adjust to the fair market value of the underlying common stock, at the date of exercise, with a maximum cumulative exercise value of $35,000.

     On April 13, 2000 and May 3, 2000, respectively, the company, through one its wholy-owned subsidiaries, entered into convertible note (the "Convertible Notes") financing agreements for $2.5 million. The Convertible Notes bear interest at a rate of 10% per annum with principal and interest to convert automatically into Series A Convertible Notes Preferred Stock Share to be issued by the subsidiary company, upon the completion of an additional $3.5 issuance. The Convertible Notes shall be due and payable in full on demand, on or after July 12, 2000, unless automatically converted as described above.

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

OVERVIEW

     The Company was incorporated on July 27, 1993 to design, develop, manufacture and distribute interactive gaming devices that implement advanced multimedia technologies using state-of-the-art, off-the-shelf components. In 1997 the Company successfully introduced its first product, ODYSSEY(TM), a multi-game, video-based slot machine, into the Nevada market. Since that time the Company has rolled out ODYSSEY into other jurisdictions including Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota,
Mississippi, Missouri, New Jersey, New Mexico, certain Canadian provinces, certain international cruise line routes and Uruguay. In 1998 the Company introduced QUEST, a single-game platform that utilizes many of the same components as the ODYSSEY, and in 1999 the Company introduced a slant-top, single-game platform, to increase its penetration of the casino floor.

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

     The Company spent much of the first quarter ending March 31, 2000 implementing and executing the different product and market opportunities it identified in the fourth quarter of 1999, while continuing to address its poor liquidity position, retaining its key personnel and taking such actions necessary to enable the Company to continue operating. While product sales continued to represent a significant portion of the company's business, the company also established some strategic partnerships to support and enhance the opportunity it identified in creating custom integrated attractions through its development group. In so doing, the company believes it has shifted some of the risk it used to absorb entirely, in creating new products and designs, to some its new strategic partners, while retaining much of the opportunity, if these products succeed. The uncertainty surrounding the Company's future, along with the reductions in the Company's workforce, negatively impacted its ability to retain some key employees, especially in its sales organizations. These factors also negatively impacted the Company's sales performance for the three month period ending March 31, 2000, as compared to the similar period for 1999, as the Company was forced to rebuild its sales organization. Through these difficult times, and with less resources, the Company has continued to sell it products in the marketplace.

         Through March 31, 2000, the Company has installed 4,747 ODYSSEY and QUEST machines in approximately 204 properties throughout Connecticut, Iowa, Indiana, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Mexico, certain Canadian provinces, certain international cruise line routes and Uruguay. Of these machines, 4,491 have been sold outright or placed on a revenue-sharing basis. After returns, 256 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period.

     At March 31, 2000 the Company had cash and equivalents of $837,000. The Company has incurred operating losses each year since inception and as of March 31, 2000 had an accumulated deficit of $94,764,000 and a deficiency of shareholders' equity of $9,798,000 The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In late 1998 and early 1999 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in total reductions of the Company's work force by approximately 70% and made significant cuts in expenditures across the Company. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. In November 1999, the Company, with the consent of the holders of its Senior Discount Notes, was able to convert approximately $40 million principal amount of debt plus $8.3 million in accrued interest into a 57% equity stake in the Company, and to obtain commitments for additional financing from the debt holders. The aforementioned actions resulted in the Company reducing its operating expenses by approximately 40%, its interest obligations by approximately 80%, and reduced the cash used in operations by approximately 80% from the levels of the prior year. Management has recently obtained a line of credit with a new bank on more favorable terms so that this financing source remains available to the Company. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels and sale of a portion of the Company's assets, to improve the Company's liquidity position. Management believes that these steps, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 2000.

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

     Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. The Company's products are now manufactured at the Company's location in Las Vegas, Nevada. At March 31, 2000 the Company had 89 employees.

RESULTS OF OPERATIONS

     The Company had a net loss of $2,729,000 in the quarter ended March 31, 2000, a decrease of $6,311,000, or 70%, from $9,040,000 for the quarter ended March 31, 1999. In the previous quarter, the Company recorded approximately $3,300,000 in charges relating to the 35% reduction in its workforce and for costs associated with the closure of its Mountain View, California manufacturing facility. Revenue decreased to $3,103,000 in the quarter ended March 31, 2000, a decrease of $2,558,000, or 45%, from $5,661,000 for the quarter ended March 31, 1999 and decreased by $424,000 or 12% from $3,527,000 in the quarter ended
December 31, 1999. The Company commenced sale of its product in May 1997 and since that time had increased revenue by introducing its product and new game titles, entering new markets and jurisdictions, and ramping up its sales in such markets. This increase in revenue was coupled with increases in resources the Company had devoted to manufacturing development and production, research and development, building a sales, support and administrative infrastructure, hiring additional administrative staff, ramping up the Company's marketing activities, and financing its operations. The implementation of one of the company's new strategies involving strategic partnering, resulted in less revenue recognition as well as lower costs in the research and development area. The company offset expenses incurred in the quarter by $644,000, which was received and recorded as reimbursement of development expenses as opposed to revenue. Because the Company's sales are dependent on a few large orders in each period, quarterly sales have been and may be expected to remain volatile.

REVENUE

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

     The Company generated revenues as follows:

                                              Three Months Ended March 31,
                                      ------------------------------------------
                                              2000                    1999
                                              ----                    ----
                                       (in $'000, except for machine numbers)

Hardware sales                        $2,011        65%       $3,672         65%
Software sales                           645        21%        1,387         24%
Participation revenue                    448        14%           11%
                                      ------       ---        ------        ---
  Total revenue                       $3,103       100%       $5,661        100%
                                      ======                  ======

     Total revenue units                 222                     407

     As can be seen in the above table, the Company's total revenue in the three-month period ended March 31, 2000 decreased by $2,558,000 or 45% to $3,103,000 from the $5,661,000 recorded in the three-month period ended March 31, 1999. This also represented a decrease of $424,000 or 12% from the $3.527,000 recorded in the three-month period ended December 31, 1999. The average selling price on machines sold outright increased to $9,193 in 2000 from the $9,022 in 1999 reflecting a resulting lower level of discounts given to strategic corporate customers compared to the prior year period.

     The decreases in participation revenue and in software revenue in 2000 compared to 1999 reflect decisions made by management during 1999 to remove poor performing machines from the participation programs, which reduced the number of machines on participation by almost 50%, and by a decision in 1998 to convert customers from the renewable annual license program, which caused a decrease in software revenues in 1999. Management believes that eliminating the annual license program will bring the Company more into line with its competitors and will result in increased future revenue opportunities as customers will now purchase new game titles from the Company or engage the services of the new integrated attractions development group. The Company believes that in the future, participation revenues will increase in absolute as well as relative terms as it places more of its new products on a participation basis, and that in relative terms, hardware sales will increase and software revenues will decrease from current levels.

     During the three-month period ended March 31, 2000, one customer accounted for 10% of revenue. In the three-month period ended March 31, 1999, one customer accounted for 15% of revenue. The Company expects that a significant portion of its revenues will remain concentrated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer would adversely affect the Company's business and results of operations.

     The Company believes the revenue generated from sales will increase in the current year over the first quarter's results, as the Company's base of installed units continues to increase, and the Company believes participation revenue will increase as a percentage of total revenue and in absolute dollars. Anticipated increases in revenue, however, are subject to a number of risks and uncertainties. See "Factors Affecting Future Results - Management of Changing Business; "Liquidity", "Customer Retention" , "Changing Legislative Environment", "Intellectual Property Rights", and "Rapidly Changing Technology".

COST OF SALES

     Cost of sales includes the direct costs of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties as well as depreciation on machines placed on the participation programs. Cost of sales were $1,987,000, or 64% of revenue, as compared to $4,219000, or 75% of revenue, for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cost of sales as a percentage of revenue reflects lower manufacturing overhead costs. The per-unit manufacturing cost has decreased as the Company began to realize benefits from the tooling of certain of its hardware components, and from cost reductions in many of the components included in its machines. Due to significant levels of finished goods inventory, the Company manufactured minimal product during the quarter ended March 31,2000, and this has prevented it from obtaining further cost reductions in its products. The Company does not anticipate that this rate of cost reduction will continue into future periods. The Company believes that as it introduces more unique, fully integrated specialty products, per-unit costs may increase in future periods.

     Cost of sales and manufacturing expenses are expected to increase in absolute terms through 1999 as the Company increases sales volume for its product, while gross margins are expected to remain volatile due to the products' sensitivity to volume levels. The Company believes that it will be able to continue seeing the benefits of decreased aggregate manufacturing costs due to the relocation of its manufacturing activities to its Las Vegas, Nevada location. The anticipated manufacturing expenses are subject to a number of risks and uncertainties. See "Risk Factors - Limited Manufacturing Experience

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities of the
Company, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $613,000, or 20% of revenue, as compared to $2,348,000, or 41% of revenue, for the quarters ended March 31, 2000 and 1999, respectively.

     The decrease in R&D expenses are largely the result of one of the Company's new strategies involving strategic partnering, where $644,000 of the companies expenses in this category for the current quarter, were subsidized by an outside strategic partner/customer, as well as by lower personnel costs, attributable to the Company's reductions in its workforce and lower use of engineering consultants, offset by higher license fees and similar costs associated with the acquisition of outside technologies. Since the comparable period in 1999, the focus of the Company's R&D activities has changed to emphasize new game development, the introduction of new product platforms, and the introduction of new game types. The Company is focussed on offering additional features in its products that will fully utilize the underlying technology used. This is expected to require a continued heavy investment in R&D resources to continue the development of the product platform and new platforms to facilitate the elaborate requirements of the game development process in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and customer-support organization personnel, marketing and licensing personnel, overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions and fees for professional services. Approximately 48% of SG&A expenses are headcount related. SG&A expenses were $3,136,000, or 101% of revenue, as compared to $2,896,000, or 51% of revenue, for the quarters ended March 31, 2000 and 1999, respectively.

     The increase in SG&A expenses in 2000 reflects higher legal fees in connection with ongoing patent infringement cases that the Company was party to during 1999 and a suit by a company distributor in South Carolina, costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions during the first quarter of 2000, as well as a stabilization in the number of employees following the reductions in the Company's workforce in the first quarter of 1999. The Company intends to restrict the growth in SG&A expenses as much as possible in future periods and expects SG&A expenses in absolute dollars and as a percentage of revenue to decline.

INTEREST INCOME AND EXPENSE

     Net interest expense was $96,000 for the quarter ended March 31, 2000, as compared to $1,926,000 for the quarter ended March 31, 1999. Included in these totals was interest income of $10,000 and $50,000 for the quarter ended March 31, 2000 and 1999, respectively. Changes in interest income over these periods are directly attributable to fluctuations in the level of average cash and investments balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments.

     Interest expense was $106,000 and $1,976,000 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in interest expense over these periods is due to the restructuring the Company underwent in the November of 1999. The holders of the Senior Discount Notes exchanged $39.75 million principal notes and accrued interest of $8.3 million for Preferred Stock that is convertible into a 57% voting interest in the Company. Concurrent with this conversion, the holders of the Senior Discount Notes invested an additional $2 million of New Senior Discount Notes in the Company. The company also paid off it revolving line of credit with its former bank, and did not complete it new bank arrangement until the second quarter of 2000.

INCOME TAXES

     The Company has not been required to pay income taxes due to the fact that it has had net operating losses in each period since the Company's inception. The Tax Reform Act of 1986 and the California Act of 1987 impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. The Company' ability to utilize its net operating loss and tax credit carryforwards is subject to limitation pursuant to these restrictions. The Company underwent an ownership change as of the date of the debt restructuring in November, 1999. As a result, the Company lost the potential tax benefits of the net operating loss carryforwards and the tax credit carryforwards that existed at that time.

     A valuation allowance has been recorded for any deferred tax assets due to uncertainty regarding the ultimate realization of these assets resulting from the lack of earnings history of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition has stabilized somewhat since March of 1999. Cash and equivalents had decreased to $837,000 at March 31, 2000 compared to $1,877,000 at December 31, 1999 and $4,097,000 at March 31, 1999. The
decrease in cash in the current period is due to losses from ongoing operations that the Company has incurred and due to the repayment of $622,000 from the Company's revolving line of credit arrangement of February 1999.

     As of March 31, 2000 the Company had an accumulated deficit of $94,764,,000 and a shareholder's deficiency of $9,978,000 and has had operating losses every year since its inception. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. In the fourth quarter of 1999 the Company completed a substantial restructuring of its capitalization whereby $39.75 million of Senior Discount Notes and approximately $8.3 million of accrued interest were converted into Preferred Stock, and the remaining terms of the Senior Discount Notes were modified to reduce the interest rate thereon and extend the payment terms. Concurrent with the restructuring, the Company borrowed $2 million under new Senior Discount Notes and established a facility whereby up to an additional $3 million of new Senior Discount Notes may be issued upon meeting certain financial and operational milestones. Management continues to review financing and other strategic alternatives available to the Company such as additional equity or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or part of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to proposed new product introductions, will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of 2000.

     The net cash used in operating activities was $388,000 and $1,838,000 for the quarters ended March 31, 2000 and 1999, respectively. This decrease in cash used in operating activities reflects the amount of non-cash items such as depreciation and amortization, deferred stock compensation and accrued interest. The Company was able to reduce its investments in inventory and increase its level of payables, offset by an increase in its level of receivables, as it has improved its asset management and focussed on converting its existing assets into cash to improve its liquidity situation.

     Net cash provided by investing activities was $1,031,000 for the three months ended March 31, 2000 compared to net cash used for investing activities of $342,000 for the three months ended March 31, 1999. The change was primarily due to no new acquisition of fixed assets, the sale of property and equipment and the sale and maturity of short-term investments as the Company's available cash balances decreased.

     Net cash used in financing activities was $683,000 for the three months ended March 31, 2000 compared to net cash used in financing activities of $2,122,000 for the three months ended March 31, 1999. The decrease is related to the timing of repayments against the Company's bank line of credit in the current period, as compared to the prior period, and proceeds from a new term loan in the first quarter of the year 2000.

     In March, the Company entered into a secured revolving line of credit with a new bank based upon eligible accounts receivable. Under the terms of this borrowing arrangement, which will initially expire in May 2001 (and subject to automatic renewal provisions), the Company may borrow up to $2 million. Borrowings will bear interest at the bank's prime rate (9.50% at May 18, 2000) plus 1.5%. The Company will issue the bank warrants to acquire $35,000 worth of shares of Common Stock at a per share price not to exceed $.35 (35 cents) per share, which may be exercised over a five-year period. The exercise price of the warrants adjust to the fair market value of the underlying common stock, at the date of exercise, with a maximum cumulative exercise value of $35,000.

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

     In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in 1998. The Company is in the process of arbitration as required by the Distribution Agreement, seeking to recover outstanding receivables from the distributor when it received this lawsuit. The Company is still in the preliminary stages of investigating the allegations contained in the suit and has not yet responded to the complaint. The costs of responding to and/or defending this lawsuit may be substantial and may require significant amounts of senior management time. Any adverse result from such litigation could materially and adversely affect the Company's liquidity and capital resources.

OUTLOOK

     This outlook section and other sections in this Quarterly Report on Form 10-Q contain a number of forward-looking statements that reflect the Company's current views with respect to future events and future financial performances. Because they relate to future activities, there is a high degree of risk that such events will not materialize and readers should not place undue reliance upon them as actual results may differ materially.

     To date the Company has focused many of its resources on creating a business based on the high-volume manufacturing and sale of slot machines. The Company has historically emphasized the selling of its hardware platforms but
has  relied  on  frequent   releases  of  new  game  software  to  drive  market
penetration.

     The Company has struggled in its endeavors against many competitors who are significantly larger and who have much greater resources than the Company. In addition, there have been certain changes in the competitive landscape since the Company was formed. These changes have led the Company to develop and implement a new, three-pronged business strategy.

     The Company has established separate, internal business units that will focus on what the Company believes are its most promising opportunities, given the current market conditions and the Company's core competencies. The business units are: Product Sales, the Wagering Content Studio, and On-Line.

     The Company remains committed to supporting and growing its installed base of slot machines. To date, the Company has sold over 4157 units. The Company's sales and support team is, once again, fully staffed and new products are in development for both the slant-top and the upright platform. The Company intends to change its focus from one of frequent game releases to one that emphasizes the quality and feature content of new game titles. It will also offer product extensions and variations of existing successful game titles. The most recently released games are performing at or near the top of the market for their respective categories and denominations. These titles include: Banana-Rama Deluxe, Cash Cruise, and Hot Reels - a proprietary game type.

     In addition to the continued sale of slot machines, the Company's Wagering Content Studio will develop and bring to market a new class of brand-based, wagering attraction. These attractions represent a more complete environmental experience and call for a minimum level of marketing and promotional support. The Wagering Content Studio is an outgrowth of the Company's need to more fully exploit the technology inherent in its game platforms and the creative capabilities of its development organization. The Company is also seeking to develop proprietary versions of its wagering attractions for a limited number of customers/partners, and has already entered into one such development relationship. The result of this relationship between the Company and a premier casino operator will premier on June 1 in a major gaming jurisdiction. The Company is currently in negotiation with additional casino operators, other slot manufacturers, and other intellectual property and brand-based content holders. By partnering with outside parties the Company believes it can offset its development risk and costs, achieve higher revenues and increase the likelihood of product success.

     With respect to the On-Line business unit, the Company is presently testing the heavily trafficked waters of the World Wide Web, exploring the myriad opportunities that the Internet represents.

     The Company also intends to continue its program of improving and solidifying its financial position. The Company is considering raising additional capital in either the parent company or directly into certain of its subsidiaries, in order to fund new product and system development. Management also intends to simplify the business and focus resources so that it can continue to minimize the level of cash usage as the Company transitions to a business model that takes advantage of revenue-sharing opportunities.

     The Company's future results of operations and the other forward-looking statements contained in this outlook - in particular the statements regarding potential partnerships with casino operators or other third parties, and the possible raising of additional capital - involve a number of risks and uncertainties. In addition to the factors discussed above, the following could also cause actual results to differ materially: the success of the Company's game titles, changes in customer order patterns, competitive factors such as new competitor products or game introductions or changes in pricing strategies, reluctance of casino operators to use participation-based products or to partner with the Company in product development, the Company's level of financial resources and adequate cash flows, the stability of the Company's management team and workforce, and the ability of the Company to meet all initial and ongoing licensing requirements of the jurisdictions in which it sells products.

     The Company believes that it has the product offerings, facilities, personnel, and competitive resources needed for business success, but future revenue, costs, margins, and profits are all influenced by a number of factors, including those discussed above and the need for the Company to raise additional funds, all of which are inherently difficult to predict.

FACTORS AFFECTING FUTURE RESULTS

     MANAGEMENT OF CHANGING BUSINESS - The Company has spent part of the last year as well as all of the first quarter of the year 2000, trying to shift its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of revenue-sharing opportunities. The Company plans on offering product extensions and variations of successful existing games in 2000, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company's ability to manage this change will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Key to effecting this change in business is the ability of the Company to sell its existing inventory of ODYSSEY and QUEST products in a timely manner and to resolve outstanding collections issues with customers to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner, the Company's business, operating results and financial condition will be materially and adversely affected.

     LIQUIDITY - The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At March 31,2000, the Company had an accumulated deficit of $94,764,000 and a deficiency of shareholders' equity of $9,798,000. The Company has repaid all amounts due under the former line of credit and has negotiated a new line of credit with a different financial institution on better terms. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets. If the plans that management has undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could have a material adverse affect upon the Company's business, operating results and financial condition. To the extent that the Company sells additional shares or issues any convertible debt securities, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to raise additional funds when and if needed.

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

     RETENTION OF PERSONNEL - The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel, and on the ability to attract new key personnel and retain existing key personnel. The Company has experienced some turnover among its senior management during 1999 and the quarter ended March 31, 2000. In February 1999, the Company announced the appointment of a new Chief Executive Officer. The Company also reduced its workforce by approximately 20% in December 1998 and by a further 40% in March 1999. These factors, combined with the Company's poor operating results and the significant decrease in the price of the Company's Common Stock may have an adverse affect on the Company's ability to retain and motivate its key employees. Competition is intense for highly skilled product development employees in particular. In addition, the Company's officers and key employees are not bound by non-competition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain its existing employees could have a material adverse affect on the Company's operating results and financial condition..

     CUSTOMER RETENTION - The Company's ability to sell product may be hampered due to the financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company experienced negative reaction from customers who held these views during 1999 and, to a lesser extent, in the first quarter of the year 2000. These customers have indicated that they may not purchase additional product from the Company. Completion of the Company's debt restructuring in November 1999 mitigates these risks, however, the Company continues to experience these negative sentiments from its customers. Certain of the Company's competitors who have significantly greater financial and marketing resources than the Company are also trying to take advantage of the Company's financial position and are fueling the speculation about the Company's financial position. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

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

     As the number of software products in the gaming industry increases and the functionality of these products further overlaps, software developers and publishers or competitors may increasingly become subject to infringement claims. The Company may also become subject to infringement claims, with or without merit, that are brought by competitors who are motivated with a desire to disrupt the Company's business. The Company and three of its competitors were notified by one of its competitors, IGT, of a potential infringement claim during November 1999. This required senior management to work with the other defendants to provide information to IGT that it believes repudiates the claims alleged by IGT. In March 2000, the Company and one other slot machine manufacturer were notified by one of its competitors, IGT, of a patent infringement lawsuit filed against it. The company has not yet presently responded to this latest lawsuit. Any such claims or litigation can be costly and result in a diversion of management's attention, which could have a material adverse effect on the Company's business and financial condition. Any settlement of such claims or adverse determinations in such litigation could also have a material adverse effect on the Company's business, operating results and financial condition.

     CHANGING LEGISLATIVE ENVIRONMENT -The opening of new casinos, including casinos in jurisdictions where gaming has recently been legalized historically has driven growth for demand in slot machines. However, in recent years, the legalization of gaming in new jurisdictions has been reduced; therefore demand based on new openings may be largely limited to new projects in existing markets. Certain markets, which currently permit gaming, are contemplating legislation to limit, reduce or eliminate gaming. If successful such legislation could limit growth opportunities for the Company. As a result of these factors, there can be no assurance that the slot machine market will sustain the rate of growth that was possible in the first half of this decade.

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

     The Company has fixed rate long-term debt of approximately $9.75 million outstanding at March 31, 2000 and a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the fair market value of this debt. The fair value of the Company's Senior Discount Notes may be lower than the recorded value, but the Company is unable to estimate the fair value at this time. The Company does not hedge any interest rate exposures.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In March 2000 the Company was served papers in connection with a patent infringement lawsuit filed against it and one other slot machine manufacturer by International Game Technology, Inc. (IGT). In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. A fuller description of these proceedings is set forth under PART I, Note 5 of the financial statements entitled " Subsequent Events".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A consent action by a majority of the outstanding shares of common stock of the company was executed on February 7, 2000, approving an amendment to the Articles of Incorporation of the company to increase the authorized number of shares of common stock from 50,000,000 to 750,000,000. The number of shares voting in favor of the amendment was 15,657,490. No shareholder meeting was held and no shares were voted against approval of the amendment. The company filed a 14c-2 Information Statement relating to the consent action on January 7, 2000 and delivered the information statement to shareholders on or about January 10, 2000.

ITEM 5. OTHER INFORMATION.

     On April 21, 2000, the company commenced an exchange offer whereby participating shareholders were offered the opportunity to exchange each share of common stock for a unit consisting of one share of common stock and a warrant to purchase 3.59662 shares of common stock at an exercise price of $0.1528. The warrants would not be exercisable for the firs twelve months following their issuance and would expire, if not earlier terminated or exercised, on the fourth anniversary date following their issuance. The company announced on May 18, 2000, that it was extending the expiration date of the exchange offer from May 19, 2000, to June 23, 2000. The company issued a press release dated April 21, 2000, announcing the commencement of the exchange offer. The press release was filed as an exhibit to a Current Report on Form 8-K filed on April 25, 2000. The company also filed a Schedule TO on April 20, 2000, disclosing the terms of the exchange offer and filed the Offering Circular and other documents distributed to shareholders as an exhibit to the Schedule TO.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         None

     (b) Reports on Form 8-K.

     A Current Report on Form 8-K was filed on February 14, 2000 announcing that an amendment to the Articles of Incorporation had been filed increasing the authorized number of shares of common stock from 50,000,000 to 750,000,000. The amendment was approved by a majority of the outstanding shares of common stock by consent action.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SILICON GAMING, INC.


                              By /s/ Andrew S. Pascal
                              --------------------------------------------------
                              Andrew S. Pascal
                              President, Chief Executive Officer,
                              Acting Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)

Date: May 22, 2000