Form 10-Q/A
period 2000-03-31
SILICON GAMING INC
filed 2000-08-11
CIK 1013170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

     This Amendment No. 1 is being filed solely to correct the omission of the Financial Data Schedule from the Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27    Financial Data Schedule

     (b)  Reports on Form 8-K.

          None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SILICON GAMING, INC.


Date: August 10, 2000      By /s/ Andrew S. Pascal
                              --------------------------------------------------
                              Andrew S. Pascal
                              President, Chief Executive Officer,
                              Acting Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)