Form 10-Q
period 2000-06-30
SILICON GAMING INC
filed 2000-08-21
CIK 1013170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

               30,978,831 shares of Common Stock, $.001 par value,
                      were outstanding as of July 31, 2000.

                              SILICON GAMING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                      INDEX

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets--June 30, 2000
           and December 31, 1999 ...........................................   3

           Consolidated Statements of Operations--Three months
           and six months ended June 30, 2000 and June 30, 1999.............   4

           Consolidated Statements of Cash Flows--Six months
           ended June 30, 2000 and June 30, 1999............................   5

           Notes to Consolidated Financial Statements.......................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   9

PART II    OTHER INFORMATION

Item 5.    Other Information................................................  20

Item 6.    Exhibits and Reports on Form 8-K.................................  21

           Signature........................................................  21

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                         JUNE 30,   DECEMBER 31,
                                                           2000        1999
                                                         --------    --------
                                                       (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents ...............................   $  2,467    $    877
  Short-term investments .............................         --       1,000
  Accounts receivable (net of allowances of $1,091
    in 2000 and $1,169 in 1999) ......................      2,165       1,188
  Inventories ........................................      5,058       7,331
  Prepaids and other .................................        382       1,069
                                                         --------    --------
       Total current assets ..........................     10,412      11,465
PROPERTY AND EQUIPMENT, NET ..........................      3,224       3,795
OTHER ASSETS, NET ....................................        382         321
                                                         --------    --------
                                                         $ 14,018    $ 15,581
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable ...................................   $  1,814    $  1,389
  Accrued liabilities ................................      1,592       1,655
  Deferred revenue ...................................        233         240
  Line of credit .....................................        750         622
  Current portion of long-term obligations ...........        997       1,165
                                                         --------    --------
       Total current liabilities .....................      5,386       5,071
OTHER LONG-TERM LIABILITIES ..........................      1,606       1,611
LONG-TERM OBLIGATIONS ................................     13,548      10,428
LONG-TERM ACCRUED INTEREST ...........................      5,635       5,832

SHAREHOLDERS' DEFICIENCY
  Common Stock, $.001 par value; 750,000,000
    shares authorized; shares outstanding:
    June 30, 2000-- 30,978,831; December 31,
    1999-- 30,949,273 ................................     64,123      64,123
  Preferred stock, $.001 par value; 6,884,473
     shares authorized; shares outstanding
     at June 30, 2000-- 39,750: (liquidation
     preference up to $39.75 million) ................     20,000      20,000
  Warrants ...........................................      5,576       5,542
  Notes receivable from shareholders .................       (344)       (345)
    Deferred stock compensation ......................     (4,065)     (4,646)
  Accumulated deficit ................................    (97,447)    (92,035)
                                                         --------    --------
       Total shareholders' deficiency ................    (12,157)     (7,361)
                                                         --------    --------
                                                         $ 14,018    $ 15,581
                                                         ========    ========

                 See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                 --------------------    ------------------
                                                   2000         1999       2000       1999
                                                 --------     -------    -------    -------
REVENUE:
  Hardware ...............................       $  3,571     $ 3,609    $ 5,549    $ 7,322
  Software ...............................            691       1,502      1,336      2,888
  Participation and other ................            562         616      1,042      1,178
                                                 --------     -------    -------    -------
  Total revenue ..........................       $  4,824     $ 5,727    $ 7,927    $11,388

OPERATING EXPENSES:
  Cost of sales and related
    manufacturing expenses ...............          2,967       2,965      4,954      7,184
  Research and development ...............          1,252       1,483      1,865      3,831
  Selling, general and
    administrative .......................          3,275       2,587      6,411      5,483
  Restructuring charges ..................                        (35)                3,277
                                                 --------     -------    -------    -------
  Total costs and expenses ...............          7,494       7,000     13,230     19,775
                                                 --------     -------    -------    -------
    Loss from operations .................          2,670       1,273      5,303      8,387
  Interest expense, net ..................             13       1,926        109      3,852
                                                 --------     -------    -------    -------
NET LOSS .................................       $  2,683     $ 3,199    $ 5,412    $12,239
                                                 ========     =======    =======    =======

Basic and diluted net loss per share......       $   0.09     $  0.22    $  0.17    $  0.86
                                                 ========     =======    =======    =======

Shares used in computation ...............         30,979      14,376     30,969     14,275
                                                 ========     =======    =======    =======

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                      Six Months Ended
                                                                         June 30,
                                                                   --------------------
                                                                     2000        1999
                                                                   -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................    $(5,412)    $(12,239)
  Reconciliation to net cash used in operating activities:
    Depreciation and amortization .............................        956        2,570
    Accrued interest ..........................................       (197)       2,251
    Accretion of debt discount ................................         --        1,207
    Deferred rent .............................................         (5)        (111)
    Restructuring charges .....................................         --        3,277
    Provision for bad debt ....................................         --          (98)
    Deferred stock compensation ...............................        581           --
         Loss on disposal of property .........................         38           --
  Changes in assets and liabilities:
    Accounts receivable .......................................       (977)       1,109
    Inventories ...............................................      2,273        1,165
    Prepaid and other .........................................        319         (655)
    Participation units .......................................       (210)       1,628
    Accounts payable ..........................................        425          (80)
    Accrued liabilities .......................................        (63)      (1,808)
    Other liabilities .........................................         --          177
    Deferred revenue ..........................................         (7)        (737)
                                                                   -------     --------
      Net cash used in operating activities ...................     (2,279)      (2,344)
                                                                   -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .......................       (235)        (221)
  Proceeds from disposal of property and equipment ............         23           --
  Sales and maturities of short-term investments ..............      1,000           --
  Other assets, net ...........................................         --          (39)
                                                                   -------     --------
      Net cash provided by (used in) investing activities              788         (260)
                                                                   -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of Common Stock, net of notes receivable ..............         --           74
  Collection of note receivable ...............................         --           13
     Proceeds from Debt financing .............................      3,500           --
  Proceeds from term loans and line of credit .................        750           --
  Repayment of bank line of credit ............................       (622)      (2,057)
  Repayment of term loans .....................................       (492)        (478)
  Repayment of capital lease obligations ......................        (55)        (153)
                                                                   -------     --------
      Net cash provided by (used in) financing activities .....      3,081       (2,601)
                                                                   -------     --------
NET DECREASE IN CASH AND EQUIVALENTS ..........................      1,590       (5,205)
  Beginning of period .........................................        877        8,399
                                                                   -------     --------
  End of period ...............................................    $ 2,467     $  3,194
                                                                   =======     ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ....................    $   175     $    313
                                                                   =======     ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred stock to Common Stock ...............    $    --     $    410
  Issuance of Common Stock Warrants ...........................    $    34     $     --
                                                                   =======     ========

                See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses every year since its inception and at June 30,2000, had an accumulated deficit of $97,447,000 and a shareholders' deficiency of $12,157,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1999 the Company completed a substantial restructuring of its capitalization whereby $39.75 million of Senior Discount Notes and approximately $8.3 million of accrued interest were converted into Preferred Stock, and the remaining terms of the Senior Discount Notes were modified to reduce the interest rate thereon and extend the payment terms. Concurrent with the restructuring, the Company borrowed $3 million under new Senior Discount Notes and established a facility whereby up to an additional $2 million of new Senior Discount Notes may be issued upon meeting certain financial and operational milestones. Management continues to review financing and other strategic alternatives available to the Company such as additional equity or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or part of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to proposed new product introductions, will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least March 31, 2001. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                               Three months ended         Six months ended
                                                     June 30,                 June 30
                                              ---------------------     ---------------------
                                                2000         1999         2000         1999
                                              --------     --------     --------     --------
Net Loss (Numerator):
Net Loss, basic and diluted ..............    $ (2,683)    $ (3,199)    $ (5,412)    $(12,239)
                                              ========     ========     ========     ========

Shares (Denominator)
Weighted average common shares outstanding      30,979       14,437       30,969       14,367
 Weighted average common shares subject to
    repurchase ...........................                      (61)                      (92)
                                                           --------                  --------

 Shares used in computation ..............      30,979       14,376       30,969       14,715
                                              ========     ========     ========     ========

Net Loss Per Share, Basic and Diluted ....    $   0.09     $   0.22     $   0.17     $   0.86
                                              ========     ========     ========     ========


3. INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                        2000            1999
                                                       ------          ------
       Raw materials .....................             $1,317          $  849
       Work in process ...................                747             111
       Finished goods ....................              2,994           6,371
                                                       ------          ------
                                                       $5,058          $7,331
                                                       ======          ======

4. CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests only in high credit quality short-term debt with its surplus funds. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of June 30, 2000, three customers accounted for 15%, 9% and 9% of accounts receivable, respectively. As of December 31, 1999, one customer accounted for 19% of accounts receivable. For the three months ended June 30, 2000, two customers accounted for 17% and 10% of revenue and for the six months ended June 30, 2000, two customers accounted for 11% and 6% of revenue. For the three months ended June 30, 1999 two customers accounted for 27% and 13% of revenue and for the six months ended June 30, 1999, one customer accounted for 18% of revenue.

5. BORROWING ARRANGEMENTS

     In May 2000, the Company executed on a $2 million secured revolving line of credit agreement based on the Company's eligible accounts receivable which expires May 25, 2001. Borrowings bear interest at the Bank's prime rate (9.5% at June 30, 2000) plus 1.5%. As of June 30, 2000, the Company had $750,000 outstanding under this facility. This agreement requires the Company to maintain certain ratios of tangible net worth to total debt among other covenants (as defined in the agreement) and the Company was in non-compliance with the agreement as of June 30, 2000. The lender has given the company an informal notice of forbearance which is to expire on August 15, 2000. The company expects to cure this violation upon the closing of the Series A Convertible Preferred Stock as discussed in FOOTNOTE 7 below.

     Borrowing arrangements consist of the following (in thousands):

                                                 June 30,       December 31,
                                                   2000             1999
                                                 --------         --------
     Senior Discount Notes ..............        $ 10,500         $  9,500
     Capital lease obligations ..........              --               55
     Other long-term obligations ........           1,545            2,038
     Subsidiary's Series A Bridge Loans .           2,500               --
                                                 --------         --------
                                                   14,545           11,593
     Current obligation .................            (997)          (1,165)
                                                 --------         --------
     Long-term obligation ...............        $ 13,548         $ 10,428
                                                 ========         ========

     On June 22, 2000, the company, on behalf of one of its wholly owned subsidiary companies, entered into a lease for commercial space in the city of San Francisco for the purpose of conducting the business of its subsidiary at this location. The lease covers a three year period with total consideration over the term of the lease to be approximately $875,000. The Company shall also be obligated for certain costs in operating said premises as well as certain buildout costs which are expected to be approximately $150,000.

6. OPERATING SEGMENTS

     During the second quarter, Silicon Gaming completed a realignment of its resources around market opportunities by creating a separate business unit to investigate market opportunities in the growing market for Internet gaming. The Company incurred expenses for its On-line division of approximately $663,000 for the three and six-month period ended June 30, 2000.

7. SUBSEQUENT EVENTS

     On April 13, 2000 and May 3, 2000, respectively, the company, through one its wholy owned subsidiaries, obtained bridge loan financing in the amount of $2.5 million dollars from two different parties. The terms of the financing contain an automatic conversion feature into a Series A Convertible Preferred Stock Share in the subsidiary company, which conversion feature occurs upon the completion of at least, an additional $3.5 million dollar financing under similar terms for the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock shall be convertible into one share of the common stock of the subsidiary upon the occurance of several factors, including, but not limited to either an initial public offering of the common stock of the subsidiary or a change in control of the subsidiary, as defined in the term sheet. The loans bear interest at the rate of 10%, and are due and payable in full on demand, on or after July 12, 2000, unless automatically converted as described above, in which case no interest will be due. The holders of the Series A Preferred Stock shall be entitled to a liquidation preference in the subsidiary equal to the amount paid per share (currently assumed to be $1 per share), as well as certain other information rights and participation rights in subsequent equity offerings of the subsidiary. As of July 31, 2000, additional funding in the amount of $2 million dollars, has been received as part of the total financing of this Series A Convertible round, and is currently being held in escrow pending the receipt of the additional funding from other investors. As of August 21, 2000, the initial funding investors have agreed not to demand payment in full, as per the bridge loan agreement, pending the anticipated close of this round.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provided the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Our management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

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

OVERVIEW

     The Company was incorporated on July 27, 1993 with a charter to design, develop, manufacture and distribute a new breed of interactive gaming machines. It was the Company's strategy to implement a new product paradigm in which software-based gaming platforms would displace the traditional fixed-application slot machines. Through early 1997, the Company focussed on executing it's product development plans while at the same time preparing to initiate operations. Substantial investments were made in the infrastructure required to sell, build, fulfill, and ultimately service machines in each of the major U.S. gaming markets.

     In the third quarter of 1997, the Company introduced the Odyssey gaming platform and it's suite of six gambling applications. The marketing strategy called for a conservative, focussed roll-out in which the initial units were installed in a limited number of Southern Nevada casinos. After an initial evaluation period the product was refined and ultimately distributed into nearly every major US market, as well as select international markets. Since that time the Company has rolled out ODYSSEY into other jurisdictions including Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota,
Mississippi, Missouri, New Jersey, New Mexico, certain Canadian provinces, certain international cruise line routes and Uruguay. Since the Company's initial product launch, it has developed and distributed nearly 40 different game applications and achieved an installed base of over 4,500 gaming platforms.

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

     The Company's initial business model was dependent on the proliferation of its gaming platforms. However, management believes that due to a number of factors including price resistance, stagnant market growth, increased competition, and a slower rate of adoption, the Company was unable to achieve its projected sales volumes. As such the market for high-margin replacement software never materialized.

     In the Spring of '99 the Company re-formulated it's business strategy and implemented a new plan. The strategy called for the company to more fully leverage it's development capabilities while minimizing the expenses related to maintaining it's distribution channel. The result was a 35% reduction in operating expenses, and the formation of three distinct business units, the Wagering Content Studio, Product Sales, and WagerWorks.com. The Wagering Content Studio is focussed on creating new game experiences that can be distributed off-line into the domestic casino markets through the Product Sales division, and on-line both domestically and internationally through it's Internet division.

     The Company spent much of the second quarter, ending June 30, 2000, executing it's three-tier business plan. The Wagering Content Studio completed The Family Feud product suite, which was launched in Las Vegas in partnership with MGM MIRAGE, Inc. This new gambling experience consists of an enhanced platform, new package design, three different game applications, a highly interactive bonus event, and a 3,500 square foot boutique casino venue. All of these elements have been combined to create what the Company believes is the industry's first Wagering Attraction, a gambling experience that has the ability to drive new business. The Product Sales division continued to place and sell gaming platforms along with new game applications created by our Content Studio. The Company capitalized on the opening of the California market with sales into each of the major tribal casinos. In addition, the Company formalized its Internet strategy and initiated the business development and product development aspects of it's plan.

     Through June 30, 2000, the Company has installed 4,572 ODYSSEY, QUEST and FAMILY FEUD machines in approximately 208 properties throughout Connecticut, Iowa, Indiana, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Mexico, certain Canadian provinces, certain international cruise line routes and Uruguay. Of these machines, 4,322 have been sold outright or placed on a revenue-sharing basis. After returns, 250 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period. This compares to a restated installed base of 4,157 machines at March 31, 2000, of which, 256 machines were installed on a trial basis.

     At June 30, 2000 the Company had cash and equivalents of $2,467,000. The Company has incurred operating losses each year since inception and as of June 30, 2000 had an accumulated deficit of $97,447,000 and a deficiency of shareholders' equity of $12,157,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In late 1998 and early 1999 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in total reductions of the Company's work force by approximately 70% and made significant cuts in expenditures across the Company. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. In November 1999, the Company, with the consent of the holders of its Senior Discount Notes, was able to convert approximately $40 million principal amount of debt plus $8.3 million in accrued interest into a 57% equity stake in the Company, and to obtain commitments for additional financing from the debt holders. The aforementioned actions resulted in the Company reducing its operating expenses by approximately 40%, its interest obligations by approximately 80%, and reduced the cash used in operations by approximately 80% from the levels of the prior year. Management has recently obtained a line of credit with a new bank on more favorable terms so that this financing source remains available to the Company. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels and sale of a portion of the Company's assets, to improve the Company's liquidity position. Management believes that these steps, plus sales related to new product introductions will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least March 31, 2001.

     Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. The Company's products are now manufactured at the Company's location in Las Vegas, Nevada. At June 30, 2000 the Company had 86 employees.

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

     The Company generated revenues as follows:

                             Three Months Ended June 30,                Six Months Ended June 30,
                        --------------------------------------    --------------------------------------
                              2000                 1999                 2000                 1999
                        -----------------    -----------------    -----------------    -----------------
                                             (in $'000 except for machine numbers)
Hardware sales          $ 3,571        74%   $ 3,609        63%   $ 5,549        70%   $ 7,322        64%
Software sales              691        14%     1,502        26%     1,336        17%     2,888        25%
Participation revenue       562        12%       616        11%     1,042        13%     1,178        11%
                        -------   -------    -------   -------    -------   -------    -------   -------
   Total revenue        $ 4,824       100%   $ 5,727       100%   $ 7,927       100%   $11,388       100%
                        =======              =======              =======              =======
Total revenue units         755                  468                  977                  895
                        =======              =======              =======              =======

     Total revenue units consist of machines sold outright to customers as well machines owned by the Company placed in casinos under a participation program. For the three months ended June 30, 2000, revenue units consisted of 378 machines sold outright, and 377 machines on casino floors under a participation program. For the six month period ended June 30, 2000, revenue units consisted of 600 machines sold outright and 377 machines on casino floors under a participation program.

     Revenue for the quarter ended June 30, 2000 was $4,824,000, a decrease of $903,000, or 16%, from $5,727,000 for the quarter ended June 30, 1999. This also represents an increase of $1,721,000, or 55%, from the $3,103,000 recorded in the three-month period ended March 31, 2000. The change in sales mix reflects an increase in direct sales relative to sales on a participation basis as a result of introducing the Family Feud game in June, and the benefit of sales to the new jurisdiction of California. The average selling price on hardware sales increased to $9,773 in the quarter ended June 30, 2000 compared to $7,771 in the quarter ended June 30, 1999,. This reflected the effect of the higher priced Family Feud game and a lower level of discounts given to strategic corporate customers compared to the prior year period, offset slightly by some lower selling prices due to the Company selling used equipment to certain customers during 2000.

     The decrease in software revenues for the three months ended June 30, 2000 of $811,000, or 54%, compared to the same period in 1999 is a direct result of the lower number of Odyssey units sold outright, the lower selling prices of used equipment in the current year and the impact of focussing on and delivering the Family Feud Suite of games in the current period. Participation revenues decreased by $54,000, or 9%, compared to the comparable period in 1999 due largely to a reduction in the number of machines on participation programs as customers have either purchased those machines outright or returned them to the Company.

     Revenue for the six months ended June 30, 2000 was $7,927,000, a decrease of $3,461,000, or 30%, from $11,388,000 for the six months ended June 30, 1999.
For the six month period ended June 30, 2000 total software sales decreased by $1,552,000, or 54%, compared to the same period in 1999 reflecting a shift in the company's model for software sales as a percentage of total revenue. Total participation revenues decreased by $136,000, or 12%, due to the reductions in the number of machines on participation as the Company has converted these units to sales or were returned to the Company by its customers.

     During the three-month period ended June 30, 2000, two different customers accounted for 17% and 10% of revenue. In the three-month period ended June 30, 1999, two different customers accounted for 27% and 13% of revenue. For the six month period ended June 30, 2000, two different customers accounted for 11% and 6% of revenue and in the six-months ended June 30, 1999, one customer represented 18% of revenue. The Company expects that a significant portion of its revenues will remain consolidated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer would adversely affect the Company's business and results of operations.

     The Company believes the revenue generated from sales will increase in the current year over the first half year's results, as the Company's base of installed units continues to increase, and the Company believes participation revenue will increase as a percentage of total revenue and in absolute dollars. Anticipated increases in revenue, however, are subject to a number of risks and uncertainties. See "Factors Affecting Future Results - Management of Changing Business; "Liquidity", "Customer Retention" , "Changing Legislative Environment", "Intellectual Property Rights", and "Rapidly Changing Technology".

COST OF SALES

     Cost of sales includes the direct costs of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties as well as depreciation on machines placed on the participation programs. Cost of sales was $2,967,000, or 62% of revenue, as compared to $2,965,000, or 52% of revenue, for the quarters ended June 30, 2000 and 1999, respectively. Cost of sales was $4,954,000, or 62% of revenue, as compared to $7,184,000, or 63% of revenue, for the six months ended June 30, 2000 and 1999, respectively.

     The increase in cost of sales as a percentage of revenue for the three month period is a reflection of several factors. The introduction of the Family Feud suite of games, a unique, fully integrated specialty product, had the effect of raising per unit costs on that portion of cost of sales that represented the cost of this product. This was offset slightly by lower manufacturing overhead costs associated with the refurbishing and reselling of used machines taken back by the company, benefits derived from the tooling of certain of its hardware components, and from some cost reductions in some of the components included in its machines other than the Family Feud suite of games. Due to significant levels of finished goods inventory, the Company manufactured minimal new product outside of the new Family Feud games during the quarter ended June 30, 2000, and this has prevented it from obtaining further cost reductions in its products. The Company does not anticipate that cost reduction will continue into future periods. The Company believes that as it introduces more unique, fully integrated specialty products, per-unit costs may increase in future periods.

     Cost of sales and manufacturing expenses are expected to increase in absolute terms through 2000 as the Company increases sales volume for its product, while gross margins are expected to remain volatile due to the products' sensitivity to volume levels. The Company believes that it will be able to continue seeing some benefits of decreased aggregate manufacturing costs due to the relocation of its manufacturing activities to its Las Vegas, Nevada location. The anticipated manufacturing expenses are subject to a number of risks and uncertainties.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities of the Company and its subsidiary companies, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $1,252,000, or 26% of revenue, as compared to $1,483,000, or 26% of revenue, for the quarters ended June 30, 2000 and 1999, respectively. R&D expenses were $1,865,000, or 24% of revenue, as compared to $3,831,000, or 34% of revenue for the six months ended June 30, 2000 and 1999, respectively.

     Of the $1,252,000 in R&D expenses incurred in the second quarter period, $391,000 or 31% was incurred in launching the activity of the Company's new wholly owned subsidiary, Wager Works Inc., which did not contribute any revenue to the company. The decrease in R&D expenses are largely the result of one of the Company's new strategies involving strategic partnering, where a portion of the Company's expenses incurred for the Wagering Content Studio were subsidized by an outside strategic partner/customer, as well as lower personnel costs attributable to the Company's reductions in its workforce and lower use of engineering consultants, offset by higher license fees and similar costs associated with the acquisition of outside technologies. Since the comparable period in 1999, the focus of the Company's R&D activities has changed to emphasize new game development, the introduction of new product platforms, and the introduction of new game types. The Company is focussed on offering additional features in its products that will fully utilize the underlying technology used as well as continuing to procure new strategic partner relationships to help subsidize a portion of this effort.. This is expected to require a continued investment in R&D resources to continue the development of the product platform and new platforms to facilitate the elaborate requirements of the game development process in future periods. With the continuing efforts to successfully launch the business of its new subsidiary company, Wager Works, Inc., management believes the absolute level of R&D expenses may increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and customer-support organization personnel, marketing and licensing personnel, overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $3,275,000, or 68% of revenue, as compared to $2,587,000, or 45% of revenue for the quarters ended June 30, 2000 and 1999, respectively. SG&A expenses were $6,411,000, or 81% of revenue, as compared to $5,483,000, or 48% of revenue for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, respectively, approximately 47% of 2000 expenses and 59% of 1999 expenses were headcount related.

     The increase in SG&A expenses in 2000 reflects higher legal fees in connection with ongoing patent infringement cases that the Company was party to during 1999 and a suit by a Company distributor in South Carolina, costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions during the first two quarters of 2000, as well as costs incurred in launching the activity of its new wholly owned subsidiary, Wager Works, Inc.. The Company intends to restrict the growth in SG&A expenses as much as possible in future periods and believes SG&A expenses in absolute dollars may increase and may decline as a percentage of total revenue.

INTEREST INCOME AND EXPENSE

     Net interest expense was $13,000 for the quarter ended June 30, 2000, as compared to $1,926,000 for the quarter ended June 30, 1999. Net interest expense was $109,000 for the six months ended June 30, 2000, as compared to $3,852,000 for the six months ended June 30, 1999. Included in these totals was interest income of $17,000 and $22,000 for the quarter ended June 30, 2000 and 1999, respectively, and $27,000 and $75,000 for the six months ended June 30, 2000 and 1999, respectively. Changes in interest income over these periods are directly attributable fluctuations in the level of average cash and investment balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments.

     Interest expense was $30,000 and $1,948,000 for the quarters ended June 30, 2000 and 1999, respectively, and $136,000 and $3,927,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease in interest expense over these periods is substantially due to the restructuring the Company underwent in the November of 1999. The holders of the Senior Discount Notes exchanged $39.75 million principal notes and accrued interest of $8.3 million for Preferred Stock that is convertible into a 57% voting interest in the Company. Concurrent with this conversion, the holders of the Senior Discount Notes invested an additional $2 million of New Senior Discount Notes in the Company. The company also paid off it revolving line of credit with its former bank in the first quarter of 2000, did not complete it new bank arrangement until the second quarter of 2000 and didn't begin to use its line of credit until the end of May 2000. The company also reduced its amount of equipment financing in 2000 as well as reducing the principal due on capital leases and other equipment related borrowings in the second quarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition has continued to stabilize since June of 1999. Cash and equivalents had increased to $2,467,000 at June 30, 2000 compared to $877,000 at December 31, 1999 and decreased compared to $3,194,000 at June 30, 1999. The increase in cash in the current period as compared to December 31, 1999 is due primarily to new financing obtained from additional borrowings on the Senior Discount Notes, the securing of Bridge Loan financing for the Company's wholly owned subsidiary, Wager Works, Inc., and the Company's continuing successful efforts to convert inventory into cash, offset by losses from ongoing operations.

     As of June 30, 2000 the Company had an accumulated deficit of $97,447,000 and a shareholder's deficiency of $12,157,000 and has had operating losses every year since its inception. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. In the fourth quarter of 1999 the Company completed a substantial restructuring of its capitalization whereby $39.75 million of Senior Discount Notes and approximately $8.3 million of accrued interest were converted into Preferred Stock, and the remaining terms of the Senior Discount Notes were modified to reduce the interest rate thereon and extend the payment terms. Concurrent with the restructuring, the Company borrowed $2 million under new Senior Discount Notes and established a facility whereby up to an additional $3 million of new Senior Discount Notes may be issued upon meeting certain financial and operational milestones. In the quarter ended June 30, 2000, the Company met one of the operational milestones identified and established as part if it's November 1999 restructuring plan. The company borrowed an additional $1 million of Senior Discount Notes, and an additional $2 million of new Senior Discount Notes may be issued in the future depending upon the Company's ability to meet certain other financial and operational milestones. Management continues to review financing and other strategic alternatives available to the Company such as additional equity or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or part of the Company's assets to improve the Company's liquidity position. Management believes that these steps, plus sales related to proposed new product introductions, will provide sufficient cash and working capital for the Company to meet its ongoing obligations and to allow it to continue operating as a going concern through at least the end of March 31, 2001.

     The Company's net cash used in operating activities was $2,279,000 and $2,344,000 for the six months ended June 30, 2000 and 1999, respectively. This modest decrease in cash used in operating activities reflects the amount of non-cash items such as depreciation and amortization and deferred stock compensation. The Company was able to reduce its investments in inventory and increase its level of payables, offset by an increase in its level of receivables, as it has improved its asset management and focussed on converting its existing assets into cash to improve its liquidity situation. For the six month period ended June 30, 1999, the company experienced a significantly higher loss from operations, which was mainly offset by substantial non cash charges to that period for restructuring charges, accrued interest on a higher level of debt, and accretion of debt discount. These items were not a factor in the Company's current six month period for 2000 due to the restructuring of the Company's balance sheet as a result of the old Senior Note restructuring that occurred in November of 1999.

     Net cash provided by investing activities was $788,000 for the six months ended June 30, 2000 compared to net cash used for investing activities of $260,000 for the six months ended June 30, 1999. The change was primarily due to the sale of property and equipment and the sale and maturity of short-term investments as the Company's available cash balances decreased.

     Net cash provided by financing activities was $3,081,000 for the six months ended June 30, 2000 compared to net cash used in financing activities of $2,601,000 for the six months ended June 30, 1999. The increase is related primarily to the additional debt funding the Company obtained through exercising some of its Senior Discount Note funding it was entitled to through its restructuring agreement in November of 1999 and the Series A Preferred Bridge Loan Financing it obtained for its subsidiary, Wager Works, Inc. in the current period. The period covering the six months of 2000 also included the conversion of its old line of credit from one banking facility into another, as compared to the period ending June 30, 1999, which included a substantial net reduction in its line of credit.

     In March 2000, the Company entered into a secured revolving line of credit with a new bank based upon eligible accounts receivable. Under the terms of this borrowing arrangement, which will expire in May 2001 (and subject to automatic renewal provisions), the Company may borrow up to $2 million. Borrowings bear interest at the bank's prime rate (9.50% at June 30, 2000) plus 1.5%. The Company has issued the bank warrants to acquire $35,000 worth of shares of Common Stock at a per share price not to exceed $.35 (35 cents) per share, which may be exercised over a five-year period. The exercise price of the warrants adjust to the fair market value of the underlying common stock, at the date of exercise, with a maximum cumulative exercise value of $35,000. In May 2000, the Company finalized its contract involving this revolving line of credit, and borrowed $750,000, which is the outstanding amount due as of June 30, 2000.

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

     In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in 1998. The Company is in the process of seeking arbitration as required by the Distribution Agreement, seeking to recover outstanding receivables from the distributor. The distributor filed in South Carolina an action to stay the arbitration portion of the agreement between the Company and the distributor and was granted such a stay. The company filed a motion on August 14th,2000 appealing the decision to the United States Court of Appeals for the Fourth Circuit. The Company is currently awaiting a decision from the Court of Appeals. The costs of responding to and/or defending this lawsuit may be substantial and may require significant amounts of senior management time. Any adverse result from such litigation could materially and adversely affect the Company's liquidity and capital resources.

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

     The Company remains committed to supporting and growing its installed base of slot machines. To date, the Company has sold or placed on a participation basis over 4572 units. The Company's sales and support team is, once again, fully staffed and new products are in development for both the slant-top and the upright platform. The Company intends to change its focus from one of frequent game releases to one that emphasizes the quality and feature content of new game titles. It will also offer product extensions and variations of existing successful game titles. The most recently released games are performing at or near the top of the market for their respective categories and denominations. These titles include: Banana-Rama Deluxe, Cash Cruise, Hot Reels - a proprietary game type, Silver Belle Express and Hitsville.

     In addition to the continued sale of slot machines, the Company's Wagering Content Studio will develop and bring to market a new class of brand-based, wagering attraction. These attractions represent a more complete environmental experience and call for a minimum level of marketing and promotional support. The Wagering Content Studio is an outgrowth of the Company's need to more fully exploit the technology inherent in its game platforms and the creative capabilities of its development organization. The Company is also seeking to develop proprietary versions of its wagering attractions for a limited number of customers/partners, and has already entered into one such development relationship. The result of this relationship between the Company and MGM Grand, Inc. premiered on June 2 in the MGM Grand Hotel and Casino in Las Vegas, Nevada. The Company is currently in negotiation with additional casino operators, other slot manufacturers, and other intellectual property and brand-based content holders. By partnering with outside parties the Company believes it can offset its development risk and costs, achieve higher revenues and increase the likelihood of product success.

     With respect to the On-Line business unit, Wager Works, Inc., the Company is exploring the varying opportunities that the Internet represents through applications on the World Wide Web.

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

FACTORS AFFECTING FUTURE RESULTS

     MANAGEMENT OF CHANGING BUSINESS - The Company has spent part of the last year as well as all of the first helf of the year 2000, trying to shift its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of revenue-sharing opportunities. The Company plans on offering product extensions and variations of successful existing games in 2000, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company's ability to manage this change will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Key to effecting this change in business is the ability of the Company to sell its existing inventory of ODYSSEY and QUEST products in a timely manner and to resolve outstanding collections issues with customers to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner, the Company's business, operating results and financial condition will be materially and adversely affected.

     LIQUIDITY - The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At June 30, 2000, the Company had an accumulated deficit of $97,447,000 and a deficiency of shareholders' equity of $12,157,000. The Company has repaid all amounts due under the former line of credit and has negotiated a new line of credit with a different financial institution on better terms. Management is also reviewing financing alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels and sale of all or a portion of the Company's assets. If the plans that management has undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could have a material adverse affect upon the Company's business, operating results and financial condition. To the extent that the Company sells additional shares or issues any convertible debt securities, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to raise additional funds when and if needed.

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

     RETENTION OF PERSONNEL - The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel, and on the ability to attract new key personnel and retain existing key personnel. The Company has experienced some turnover among its senior management during 1999 and the half year ended June 30, 2000. In February 1999, the Company announced the appointment of a new Chief Executive Officer. The Company also reduced its workforce by approximately 20% in December 1998 and by a further 40% in March 1999. These factors, combined with the Company's poor operating results and the significant decrease in the price of the Company's Common Stock may have an adverse affect on the Company's ability to retain and motivate its key employees. Competition is intense for highly skilled product development employees in particular. In addition, the Company's officers and key employees are not bound by non-competition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain its existing employees could have a material adverse affect on the Company's operating results and financial condition..

     CUSTOMER RETENTION - The Company's ability to sell product may be hampered due to the financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company experienced negative reaction from customers who held these views during 1999 and, to a lesser extent, in the first half of the year 2000. These customers have indicated that they may not purchase additional product from the Company. Completion of the Company's debt restructuring in November 1999 mitigates these risks, however, the Company continues to experience some negative sentiments from its customers. Certain of the Company's competitors who have significantly greater financial and marketing resources than the Company are also trying to take advantage of the Company's financial position and are fueling the speculation about the Company's financial position. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

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

     The Company has fixed rate long-term debt of approximately $10.5 million outstanding at June 30, 2000 and a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the fair market value of this debt. The fair value of the Company's Senior Discount Notes may be lower than the recorded value, but the Company is unable to estimate the fair value at this time. The Company does not hedge any interest rate exposures.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in December of 1998. The Company responded to the complaint requesting that the proceeding be stayed while the parties went through arbitration in accordance with the Distribution Agreement pursuant to which the machines were shipped. The distributor filed a response requesting the court to reject the stay. The court ruled in favor of the Distributor and the Company appealed the decision to the United States Court of Appeals for the Fourth Circuit on August 14, 2000. The Company is awaiting a decision from the Court of Appeals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Number         Exhibit Description
          ------         -------------------
          27.1           Financial Data Schedule

     (b)  Reports on Form 8-K.

          A Current Report on Form 8-K was filed on April 25, 2000 announcing the commencement of an exchange offer by the Company whereby the Company offered to exchange a unit consisting of one share of common stock and a warrant to purchase 3.59662 shares of common stock for each share of common stock outstanding. A Current Report on Form 8-K was filed announcing an extension of the exchange offer from May 19, 2000 to June 23, 2000. The exchange offer terminated on June 30, 2000. The Company's exchange agent received 541 election notices representing 11,585,457 shares of common stock participating in the exchange offer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICON GAMING, INC.


                                        By /s/ ANDREW S. PASCAL
                                           -------------------------------------
                                           Andrew S. Pascal
                                           President, Chief Executive Officer,
                                           Acting Chief Financial Officer
                                           (Principal Financial and Chief
                                           Accounting Officer)

Date: August 21, 2000