Form 10-Q
period 2000-09-30
SILICON GAMING INC
filed 2000-11-22
CIK 1013170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

               35,279,976 shares of Common Stock, $.001 par value,
                    were outstanding as of October 31, 2000.

                              SILICON GAMING, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

        Consolidated Balance Sheets--September 30, 2000
          and December 31, 1999 ............................................   3

        Consolidated Statements of Operations--Three months and nine
          months ended September 30, 2000 and September 30, 1999............   4

        Consolidated Statements of Cash Flows--Nine months ended
          September 30, 2000 and September 30, 1999.........................   5

        Notes to Consolidated Financial Statements..........................   6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  11

PART II OTHER INFORMATION

     Item 1. Legal Proceedings..............................................  23

     Item 3. Default upon Senior Securities.................................  23

     Item 6. Exhibits and Reports on Form 8-K...............................  23

Signature...................................................................  24

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SILICON GAMING, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                              September 30,      December 31,
                                                                  2000              1999
                                                                ---------         ---------
                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents ......................................   $   5,778         $     877
  Short-term investments ....................................          --             1,000
  Accounts receivable (net of allowances of $1,075
    in 2000 and $1,169 in 1999) .............................       1,839             1,188
  Inventories ...............................................       4,158             7,331
  Prepaids and other ........................................         591             1,069
                                                                ---------         ---------
       Total current assets .................................      12,366            11,465
PROPERTY AND EQUIPMENT, NET .................................       2,940             3,795
OTHER ASSETS, NET ...........................................         368               321
                                                                ---------         ---------
                                                                $  15,674         $  15,581
                                                                =========         =========
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable ..........................................   $   1,596         $   1,389
  Accrued liabilities .......................................       1,499             1,655
  Deferred revenue ..........................................         119               240
  Line of credit ............................................         750               622
  Current portion of long-term obligations ..................         832             1,165
                                                                ---------         ---------
       Total current liabilities ............................       4,796             5,071
OTHER LONG-TERM LIABILITIES .................................       1,603             1,611
LONG-TERM OBLIGATIONS .......................................      11,954            10,428
LONG-TERM ACCRUED INTEREST ..................................       5,562             5,832

MINORITY INTEREST ...........................................       5,345                --

SHAREHOLDERS' DEFICIENCY
  Common Stock, $.001 par value; 750,000,000 shares
    authorized; shares outstanding: September 30, 2000--
    34,994,042; December 31, 1999-- 30,949,273 ..............      64,139            64,123
  Preferred stock, $.001 par value; 6,884,473 shares
    authorized; shares outstanding at June 30, 2000--
    39,750: (liquidation preference up to $39.75 million)....      20,000            20,000
  Warrants ..................................................       6,465             5,542
  Notes receivable from shareholders ........................        (343)             (345)
  Deferred stock compensation ...............................      (3,774)           (4,646)
  Accumulated deficit .......................................    (100,073)          (92,035)
                                                                ---------         ---------
       Total shareholders' deficiency .......................     (13,586)           (7,361)
                                                                ---------         ---------
                                                                $  15,674         $  15,581
                                                                =========         =========

                 See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                          ----------------------      -------------------
                                                            2000          1999          2000        1999
                                                          --------      --------      --------   --------
REVENUE:
  Hardware ..........................................     $  1,974      $    932      $  7,523     $  8,254
  Software ..........................................          425           448         1,761        3,337
  Participation and other ...........................          571           619         1,613        1,796
                                                          --------      --------      --------     --------
       Total revenue.................................     $  2,970      $  1,999      $ 10,897     $ 13,387

OPERATING EXPENSES:
  Cost of sales and related manufacturing expenses...        2,151         1,329         7,105        8,513
  Research and development ..........................        1,746         1,191         3,505        5,023
  Selling, general and administrative ...............        3,912         2,484        10,429        7,969
  Restructuring charges .............................           --            --            --        3,277
                                                          --------      --------      --------     --------
  Total costs and expenses ..........................        7,809         5,004        21,039       24,782
                                                          --------      --------      --------     --------
  Loss from operations ..............................        4,839         3,005        10,142       11,395
  Interest (income)/expense, net ....................           69         1,975           178        5,824
                                                          --------      --------      --------     --------
  Net loss before minority interest .................        4,908                      10,320
  Minority Interest .................................         (869)                       (869)
                                                          --------      --------      --------     --------
NET LOSS ............................................     $  4,039      $  4,980      $  9,451     $ 17,219
                                                          ========      ========      ========     ========

Basic and diluted net loss per share ................     $   0.12      $   0.34      $   0.30     $   1.20
                                                          ========      ========      ========     ========

Shares used in computation ..........................       33,942        14,561        31,463       14,361
                                                          ========      ========      ========     ========

                 See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                       2000            1999
                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................     $ (9,451)       $(17,219)
  Reconciliation to net cash used in operating activities:
   Minority Interest ..........................................         (869)
   Depreciation and amortization ..............................        1,347           3,663
   Accrued interest ...........................................         (270)          3,376
   Accretion of debt discount .................................           --           1,825
   Deferred rent ..............................................           (9)           (105)
   Restructuring charges ......................................           --           3,277
   Provision for bad debt .....................................          (94)            (98)
   Deferred stock compensation ................................          872              --
   Loss from disposal of property .............................           84              --
  Changes in assets and liabilities:
   Accounts receivable ........................................         (557)          3,774
   Inventories ................................................        3,173           1,221
   Prepaids and other .........................................          453            (752)
   Participation units ........................................          445           2,123
   Accounts payable ...........................................          207            (841)
   Accrued liabilities ........................................         (156)         (2,098)
   Other liabilities ..........................................           --             177
   Deferred revenue ...........................................         (121)           (991)
                                                                    --------        --------
       Net cash used in operating activities ..................       (4,947)         (2,668)
                                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .......................       (1,032)           (238)
  Proceeds from disposal of property and equipment ............           23              --
  Sales and maturities of short-term investments ..............        1,000              --
  Other assets, net ...........................................           --             (66)
                                                                    --------        --------
       Net cash used in investing activities ..................           (9)           (304)
                                                                    --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of Common Stock, net of notes receivable ..............           16              72
  Proceeds from sale of Subsidiary Preferred Stock ............        7,628              --
  Proceeds from issuance of warrants for Subsidiary
  Preferred Stock .............................................          889              --
  Collection of note receivable ...............................            2              18
  Proceeds from debt financing ................................        2,000              --
  Proceeds from term loans and line of credit .................          750              --
  Repayment of bank line of credit ............................         (622)         (3,456)
  Repayment of term loans .....................................           --            (727)
  Repayment of capital lease obligations ......................         (806)           (232)
                                                                    --------        --------
       Net cash provided by (used in) financing activities.....        9,857          (4,325)
                                                                    --------        --------
NET DECREASE IN CASH AND EQUIVALENTS ..........................        4,901          (7,297)

  Beginning of period .........................................          877           8,399
                                                                    --------        --------
  End of period ...............................................     $  5,778        $  1,102
                                                                    ========        ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ....................     $    248        $    391
  Conversion of preferred stock to Common Stock ...............     $     --        $    410
                                                                    ========        ========

                 See notes to consolidated financial statements.

                              SILICON GAMING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments and accruals, necessary for the fair presentation of the financial position and operating results as of such dates and for such periods. The unaudited information should be read in conjunction with the audited consolidated financial statements of Silicon Gaming, Inc. ("Silicon Gaming" or the "Company") and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses every year since its inception and at September 30, 2000, had an accumulated deficit of $100,073,000 and a shareholders' deficiency of $13,586,000. The Company has been required to obtain additional financing every year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of 1999 the Company completed a substantial restructuring of its capitalization whereby $39.75 million of Senior Discount Notes and approximately $8.3 million of accrued interest were converted into Preferred Stock, and the remaining terms of the Senior Discount Notes were modified to reduce the interest rate thereon and extend the payment terms. Concurrent with the restructuring, the Company borrowed $3 million under new Senior Discount Notes and established a facility whereby up to an additional $2 million of new Senior Discount Notes may be issued upon meeting certain financial and operational milestones. During the third quarter, management continued to review financing and other strategic alternatives available to the Company such as additional equity or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or part of the Company's assets to improve the Company's liquidity position.

     Accordingly the company began discussions with several qualified companies regarding strategic partnerships. Ultimately management agreed in principle to be acquired via a plan of merger with International Gaming Technology, a Nevada corporation, ("IGT"), which management believed to be in the best interests of the shareholders. While a definitive agreement of merger has not yet been executed, on October 16, 2000, the company executed a letter of intent from IGT expressing their interest in a cash for stock transaction as well as a $2.5 million dollar advance from IGT, and is focusing its resources and efforts in contemplation of completing this proposed merger as its operating plan. (SEE FOOTNOTE 8, SUBSEQUENT EVENTS, BELOW)

2. SIGNIFICANT TRANSACTIONS

     On August 18, 2000, WagerWorks, Inc., (WagerWorks"), formerly known as uBet.com, Inc. ("uBet"), the Company's wholly owned subsidiary, sold 3.7 million shares of its Series A Preferred Stock to an outside investor group for $7.6 million. At the time of the investment, WagerWorks, Inc had a retained deficit of approximately $1.4 million that offset a portion of the minority interest on a consolidated basis. The Company has allocated the entire net loss of WagerWorks for the period from August 18, 2000 to September 30, 2000 to the minority interest based on the requirements outlined in Emerging Issues Task Force Bulletin No. 99-10, PERCENTAGE USED TO DETERMINE THE AMOUNT OF EQUITY METHOD LOSSES.

     On August 21, 2000, WagerWorks granted warrants to buy 368,098 shares of its Series A Preferred Stock at a price of $2.0375 and 122,699 shares of its Series A Preferred Stock at a price of $0.01 to a certain customer and investor. These warrants were immediately exercisable for Series A Preferred Stock and expire on August 21, 2005. The warrants were granted in connection with a Web site development agreement entered into between WagerWorks and the warrant holder. The agreement called for the agreement partner to make a $1.0 million non-refundable advance payment for development of the Web site. The fair value of the warrants, $889,000, was calculated on the date of grant and was deducted from the $1.0 million payment.

     The Web site development agreement also calls for WagerWorks to host Web sites of the agreement partner on WagerWorks' servers and on WagerWorks' premises. The agreement partner will reimburse WagerWorks up to $800,000, upon the purchase of the hardware necessary to host the Web sites. Upon completion of the Web site, WagerWorks is committed to share 50-60% of advertising revenue with the agreement partner with the exact percentage depending on the level of gross advertising revenue generated, as set forth in the agreement.

     The Web site development agreement has a term of 5 years but can be terminated upon 30 days notice after 18 months if the aggregate payments to the agreement partner or the number of active subscribers do not exceed certain levels set forth in the agreement. The agreement also can be extended for an additional 5 years at the option of the agreement partner if certain conditions are met.

3. NET LOSS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. Common Stock equivalents including stock options, warrants and Redeemable Convertible Preferred Stock have been excluded from all periods presented, as their effect would be antidilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share amounts):

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30
                                                     --------------------    -------------------
                                                       2000        1999        2000       1999
                                                     --------    --------    --------   --------
Net Loss (Numerator):
Net Loss, basic and diluted .....................    $  4,039    $  4,980    $  9,451   $ 17,219
                                                     ========    ========    ========   ========
Shares (Denominator)
Weighted average common shares outstanding.......      33,942      14,589      31,463     14,433
Weighted average common shares subject to
  repurchase ....................................                     (28)                   (72)
                                                     --------    --------    --------   --------

Shares used in computation ......................      33,942      14,561      31,463     14,361
                                                     ========    ========    ========   ========
Net Loss Per Share, Basic
  and Diluted ...................................    $   0.12    $   0.34    $   0.30   $   1.20
                                                     ========    ========    ========   ========

4. INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                    September 30,   December 31,
                                                        2000            1999
                                                       ------          ------
Raw materials ............................             $1,274          $  849
Work in process ..........................                669             111
Finished goods ...........................              2,215           6,371
                                                       ------          ------
                                                       $4,158          $7,331
                                                       ======          ======

5. CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests only in high credit quality short-term debt with its surplus funds. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for estimated potential credit losses. As of September 30, 2000, three customers accounted for 15%, 13% and 7% of accounts receivable, respectively. As of December 31, 1999, one customer accounted for 19% of accounts receivable. For the three months ended September 30, 2000, two customers accounted for 14% and 6% of revenue and for the nine months ended September 30, 2000, three customers accounted for 9%, 5% and 4% of revenue, respectively. For the three months ended September 30, 1999 one customer accounted for 23% of revenue and for the nine months ended September 30, 1999, one customer accounted for 16% of revenue.

6. BORROWING ARRANGEMENTS

     In May 2000, the Company executed a $2 million secured revolving line of credit agreement based on the Company's eligible accounts receivable which expires May 25, 2001. Borrowings bear interest at the Bank's prime rate (9.5% at September 30, 2000) plus 1.5%. As of September 30, 2000, the Company had $750,000 outstanding under this facility. This agreement requires the Company to maintain certain ratios of tangible net worth to total debt among other covenants (as defined in the agreement) and the Company was in non-compliance with the agreement as of June 30, 2000, and remained in non-compliance as of September 30, 2000. The lender had given the company an informal notice of forbearance which was to expire on August 15, 2000, but has agreed informally not to act on such forbearance as of November 14, 2000. The company has paid down $250,000 of this outstanding line of credit in October of 2000, and has purchased a certificate of deposit in the amount of $500,000 with the creditor bank, and secured the remaining $500,000 open line of credit with this certificate of deposit. The company is in the process of evaluating the merits of continuing the current line of credit under the original terms or the option of paying it off with the security provided by the certificate of deposit.

     Borrowing arrangements consist of the following (in thousands):

                                                   September 30,    December 31,
                                                       2000             1999
                                                     --------         --------
Senior Discount Notes ......................         $ 11,500         $  9,500
Capital lease obligations ..................               --               55
Other long-term obligations ................            1,286            2,038
                                                     --------         --------
                                                       12,786           11,593
Current obligation .........................             (832)          (1,165)
                                                     --------         --------
Long-term obligation .......................         $ 11,954         $ 10,428
                                                     ========         ========

7. OPERATING SEGMENTS

     During the second quarter, Silicon Gaming completed a realignment of its resources around market opportunities by creating a separate business unit to investigate market opportunities in the growing market for Internet gaming. The Company incurred expenses for its On-line division of approximately $1,645,000 for the three month period ended September 30, 2000, of which $869,000 was allocated to the minority interest and $2,308,000 for the nine month period ended September 30, 2000, of which $869,000 was allocated to the minority interest.

8. SUBSEQUENT EVENTS

     On October 16, 2000, the company executed a letter of intent from International Gaming Technologies ("IGT") to acquire, via a plan of merger, the assets and liabilities of the Company. The Company also received a check for $2,500,000 as an advance from IGT to be applied towards the total consideration paid by IGT to SGI under the proposed terms of the merger.

     Under the terms of the proposed transaction, the total consideration paid by International Game Technology would be $45 million, with this amount increased by the amount of Silicon Gaming's current assets on hand at closing consisting of cash, accounts receivable and prepaid expenses and reduced by the amount of all indebtedness and other liabilities of Silicon Gaming not yet paid by SGI by closing, including any unpaid sale transaction expenses. In addition, an anticipated but undefined adjustment will also be made for any inventory on hand at the closing date in conjunction with SGI's net operating losses, above and below certain thresholds.

     As part of the proposed transaction, International Game Technology would also receive up to a 5% interest (on a fully-diluted basis) in WagerWorks Inc., a majority-owned subsidiary of Silicon Gaming. As a condition of closing, SGI will have to either sell or otherwise dispose of its interest in WagerWorks Inc, prior to the merger closing date.

     As of November 20, 2000, no definitive sale agreement has been reached, and it is not certain whether the parties will reach a definitive agreement. If an agreement is reached, it is also uncertain whether all necessary gaming approvals, regulatory approvals, third-party consents and other closing conditions will be satisfied

9. NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commision (SEC) issued Staff Accounting Bullitin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provided the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the fourth quarter of fiscal 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year, with a restatement of all prior interim quarters in the year. Our management has not completed its evaluation of the effects, if any, that SAB 101 will have on the Company's income statement presentation, operating results or financial position.

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

     In the third quarter of 1997, the Company introduced the Odyssey gaming platform and it's suite of six gambling applications. The marketing strategy called for a conservative, focussed roll-out in which the initial units were installed in a limited number of Southern Nevada casinos. After an initial evaluation period the product was refined and ultimately distributed into nearly every major US market, as well as select international markets. Since that time the Company has rolled out ODYSSEY into other jurisdictions including Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota,
Mississippi, Missouri, New Jersey, New Mexico, certain Canadian provinces, certain international cruise line routes and Uruguay. Since the Company's initial product launch, it has developed and distributed nearly 40 different game applications and achieved an installed base of over 4,700 gaming platforms.

     The Company's products feature high-resolution video presented across the full surface of a large touchscreen display. The games feature high-quality animation, video clips, digital sound and a level of visual appeal and interactivity that the Company believes is difficult to attain by the current generation of slot machines. The Company is attempting to maximize the entertainment value offered on the video screen by providing multiple levels of achievement within certain games so that, through successful play over a period of time, a player may advance to a bonusing sequence and win additional jackpots. SGI believes that by utilizing these features, it will encourage longer and more frequent periods of play by existing slot machine customers and attract new gaming customers who are seeking greater entertainment value than that offered by the current generation of slot machines. The Company has designed its machines with a number of unique player features, such as play stoppage entertainment(TM). In addition, the product's modular components and Machine Management System(TM) software provide easy-to-use diagnostics designed to minimize player inconvenience and machine down time. The Company currently offers several products including ODYSSEY(TM), a multi-game machine that can play up to six different games on the same machine, and QUEST, a single-game machine.

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

     The Company spent much of the third quarter ending September 30, 2000, executing its three-tier business plan. The Wagering Content Studio, after completing the launch of its Family Feud product suite in the second quarter in partnership with MGM MIRAGE, Inc., continued to evaluate the performance of the product and implemented changes and enhancements as a result of monitoring the marketplace and customer response. In addition, more Family Feud units were produced and rolled out in some of the other MGM Mirage's properties in Southern Nevada. The Product Sales division continued to place and sell gaming platforms along with new game applications created by our Wagering Content Studio. The Company continued to capitalize on the opening of the California market with sales to the major tribal casinos. In addition, the Company raised capital for the full development of its Internet business opportunity through its subsidiary, WagerWorks, along with finalizing a formal customer relationship with one of its investor/partners. WagerWorks continued to make significant technological progress towards the completion of its infrastructure in anticipation of a first or second quarter 2001 launch date for its site.

     Through September 30, 2000, the Company has installed 4,714 ODYSSEY, QUEST and FAMILY FEUD machines in approximately 204 properties throughout Connecticut, Iowa, Indiana, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Mexico, certain Canadian provinces, certain international cruise line routes and Uruguay. Of these machines, 4,567 have been sold outright or placed on a revenue-sharing basis. After returns, 147 machines remain installed on a trial basis and the casino operators are required to purchase the machine outright, participate in SGI's revenue sharing plan or return the machine to the Company within a defined trial period. This compares to a restated installed base of 4,572 machines at June 30, 2000, of which, 250 machines were installed on a trial basis.

     At September 30, 2000 the Company, on a consolidated basis, had cash and equivalents of $5,778,000,of which, $5,451,000 was owned by WagerWorks and $327,000 was owned by Silicon Gaming . The Company has incurred operating losses each year since inception and as of September 30, 2000 had an accumulated deficit of $100,073,000 and a deficiency of shareholders' equity of $13,586,000. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. Based on historical levels of cash usage, the above factors raise substantial doubt about the Company's ability to continue as a going concern. In late 1998 and early 1999 the Company took steps to reduce the level of operating expenses and made a number of management decisions which resulted in total reductions of the Company's work force by approximately 70% and made significant cuts in expenditures across the Company. Management also announced the relocation of its manufacturing to its Las Vegas, Nevada facility and the closure of its Mountain View, California manufacturing facility. In November 1999, the Company, with the consent of the holders of its Senior Discount Notes, was able to convert approximately $40 million principal amount of debt plus $8.3 million in accrued interest into a 57% equity stake in the Company, and to obtain commitments for additional financing from the debt holders. The aforementioned actions resulted in the Company reducing its operating expenses by approximately 40%, its interest obligations by approximately 80%, and reduced the cash used in operations by approximately 80% from the levels of the prior year. Management continued to review financing and other strategic alternatives available to the Company such as additional share or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or a portion of the Company's assets, to improve the Company's liquidity position. During the third quarter of fiscal year 2000, the Company identified three candidates to approach to propose joint ventures or strategic alliances regarding marketing and distributing its products. These discussions eventually lead to two of the candidates offering to purchase the Company through a merger. Through negotiations between the candidates and the Company's management, and approval from the board of directors, on October 16, 2000, the Company agreed in principle to be acquired via a plan of merger with International Game
Technology, a Nevada corporation, ("IGT"). While a definitive agreement of merger has not yet been executed, the company executed a letter of intent as well as receiving a $2.5 million dollar advance from the acquiring corporation, IGT, and is focusing its resources and efforts in contemplation of completing this proposed merger as its operating plan. (SEE NOTE 8 TO FINANCIAL STATEMENTS)

     Silicon Gaming is headquartered in Palo Alto, California and has sales offices in Reno and Las Vegas, Nevada, and in Gulfport, Mississippi. The Company's products are now manufactured at the Company's location in Las Vegas, Nevada. At September 30, 2000 the Company had 92 employees.

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

     The Company generated revenues as follows:

                           Three Months Ended September 30,          Nine Months Ended September 30,
                        --------------------------------------    --------------------------------------
                              2000                 1999                 2000                 1999
                        -----------------    -----------------    -----------------    -----------------
                                             (in $'000 except for machine numbers)
Hardware sales          $ 1,974        67%   $   932        47%   $ 7,523        69%   $ 8,254        62%
Software sales              425        14%       448        22%     1,761        16%     3,337        25%
Participation revenue       571        19%       619        31%     1,613        15%     1,796        13%
                        -------   -------    -------   -------    -------   -------    -------   -------
   Total revenue        $ 2,970       100%   $ 1,999       100%   $10,897       100%   $13,387       100%
                        =======              =======              =======              =======
Total revenue units         497                   43                1,025                  639
                        =======              =======              =======              =======

     Total revenue units consist of machines sold outright to customers as well machines owned by the Company placed in casinos under a participation program. For the three months ended September 30, 2000, revenue units consisted of 223 machines sold outright, and 274 machines on casino floors under a participation program. For the nine month period ended September 30, 2000, revenue units consisted of 751 machines sold outright and 274 machines on casino floors under a participation program.

     Revenue for the quarter ended September 30, 2000 was $2,970,000, an increase of $971,000, or 49%, from $1,999,000 for the quarter ended September 30, 1999. The change in sales mix reflects an increase in direct sales relative to sales on a participation basis as a result of introducing the Family Feud game and the benefit of sales to the new jurisdiction of California. The average selling price on hardware sales decreased to $8,850 in the quarter ended September 30, 2000 compared to $9,845 in the quarter ended September 30, 1999. This reflected the effect of lower selling prices due to the Company selling used equipment to certain customers during the third quarter of 2000.

     The decrease in software revenues for the three months ended September 30, 2000 of $23,000, or 5%, compared to the same period in 1999 is a direct result of the lower number of Odyssey units sold outright, the lower selling prices of used equipment in the current year and the impact of focussing on and delivering the Family Feud Suite of games in the current period. Participation revenues decreased by $48,000, or 8%, compared to the comparable period in 1999 due largely to a reduction in the number of machines on participation programs as customers have either purchased those machines outright or returned them to the Company.

     Revenue for the nine months ended September 30, 2000 was $10,897,000, a decrease of $2,490,000, or 19%, from $13,387,000 for the nine months ended September 30, 1999. For the nine month period ended September 30, 2000 total software sales decreased by $1,576,000, or 47%, compared to the same period in 1999 reflecting a shift in the company's model for software sales as a percentage of total revenue. Total participation revenues decreased by $183,000, or 10%, due to the reductions in the number of machines on participation as the Company has converted these units to sales or they were returned to the Company by its customers.

     During the three-month period ended September 30, 2000, two different customers accounted for 14% and 6% of revenue. In the three-month period ended September 30, 1999, one customer accounted for 23% of revenue. For the nine month period ended September 30, 2000, three different customers accounted for 9%, 5% and 4% of revenue respectively, and in the nine months ended September 30, 1999, one customer represented 16% of revenue. The Company expects that a significant portion of its revenues will remain consolidated within a limited number of strategic customers within the gaming industry due to the increasing consolidation that is taking place among casino operators. As an equipment vendor to the gaming industry, the Company sells infrequently to many customers and the volume of sales to any particular customer may vary significantly from period to period. As a result, there can be no assurance that the above strategic customers will continue to account for a significant percentage of the Company's revenue in the future. The loss of any strategic customer could adversely affect the Company's business and results of operations.

COST OF SALES

     Cost of sales includes the direct costs of product sales as well as the unabsorbed costs of the Company's manufacturing operations. Cost of sales also includes license fees and royalties paid to third parties as well as depreciation on machines placed on the participation programs. Cost of sales was $2,151,000, or 72% of revenue, as compared to $1,329,000, or 66% of revenue, for the quarters ended September 30, 2000 and 1999, respectively. Cost of sales was $7,105,000, or 65% of revenue, as compared to $8,513,000, or 64% of revenue, for the nine months ended September 30, 2000 and 1999, respectively.

     The increase in cost of sales as a percentage of revenue for the three month period is a reflection of several factors. The introduction of the Family Feud suite of games, a unique, fully integrated specialty product, had the effect of raising per unit costs on that portion of cost of sales that represented the cost of this product. This was offset slightly by lower manufacturing overhead costs associated with the refurbishing and reselling of used machines taken back by the company, benefits derived from the tooling of certain of its hardware components, and from some cost reductions in some of the components included in its machines other than the Family Feud suite of games. Due to significant levels of finished goods inventory, the Company manufactured minimal new product outside of the new Family Feud games during the quarter ended September 30, 2000, and this has prevented it from obtaining further cost reductions in its products. The Company does not anticipate that cost reduction will continue into future periods. The Company believes that as it introduces more unique, fully integrated specialty products, per-unit costs may increase in future periods.

     If management's plan to merge into IGT as mentioned earlier in this document, does not materialize, and the Company is able to continue operating as a going concern, cost of sales and manufacturing expenses are expected to increase in absolute terms as the Company increases sales volume for its product, while gross margins are expected to remain volatile due to the products' sensitivity to volume levels. The Company believes that it will be able to continue to see some benefits of decreased aggregate manufacturing costs due to the relocation of its manufacturing activities to its Las Vegas, Nevada location. The anticipated manufacturing expenses are subject to a number of risks and uncertainties.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses include payroll and related costs of employees engaged in ongoing design and development activities of the Company and its subsidiary companies, costs paid to outside contractors and specialists, prototype development expenses, overhead costs, equipment depreciation and costs of supplies. To date, the Company has expensed all costs associated with the research, design and development of its product. R&D expenses were $1,746,000, or 88% of revenue, as compared to $1,191,000, or 60% of revenue, for the quarters ended September 30, 2000 and 1999, respectively. R&D expenses were $3,505,000, or 32% of revenue, as compared to $5,023,000, or 38% of revenue for the nine months ended September 30, 2000 and 1999, respectively.

     Of the $1,746,000 in R&D expenses incurred in the second quarter period, $1,220,000 or 70% was incurred in launching the activity of the Company's subsidiary, Wager Works, which did not contribute any revenue to the company. The decrease in R&D expenses (calculated by excluding the WagerWorks portion) are largely the result of one of the Company's new strategies involving strategic partnering, where a portion of the Company's expenses incurred for the Wagering Content Studio were subsidized by an outside strategic partner/customer, as well as lower personnel costs attributable to the Company's reductions in its workforce and lower use of engineering consultants, offset by higher license fees and similar costs associated with the acquisition of outside technologies. Since the comparable period in 1999, the focus of the Company's R&D activities has changed to emphasize new game development, the introduction of new product platforms, and the introduction of new game types. The Company is focussed on offering additional features in its products that will fully utilize the underlying technology used as well as continuing to procure new strategic partner relationships to help subsidize a portion of this effort. This would result in the expectation requiring continued investment in R&D resources to continue the development of the product platform and new platforms to facilitate the elaborate requirements of the game development process in future periods. With the continuing efforts to successfully launch the business of its new subsidiary company, Wager Works, Inc., management believes the absolute level of R&D expenses would increase in future periods, if viewed on a going concern basis.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses include payroll and related costs for administrative and executive personnel, sales and customer-support organization personnel, marketing and licensing personnel, overhead costs, legal and associated costs, costs associated with obtaining and retaining corporate and product licenses in various jurisdictions and fees for professional services. SG&A expenses were $3,912,000, or 131% of revenue, as compared to $2,484,000, or 124% of revenue for the quarters ended September 30, 2000 and 1999, respectively. SG&A expenses were $10,429,000, or 96% of revenue, as compared to $7,969,000, or 60% of revenue for the nine months ended September 30, 2000 and 1999, respectively. For the three and nine month periods ended September 30, 2000 respectively, approximately 24% and 26% of the SG&A expenses were headcount related.

     The increase in SG&A expenses in 2000 reflects higher legal fees in connection with ongoing patent infringement cases that the Company was party to during 1999 and a suit by a Company distributor in South Carolina, costs associated with applying for corporate and product licenses as the Company began selling product into new jurisdictions during the first two quarters of 2000, increased patent application activity during the third quarter period as well as costs incurred in development activity of its subsidiary, Wager Works, Inc.. The Company intends to restrict the growth in SG&A expenses as much as possible in future periods and believes SG&A expenses in absolute dollars may increase and may decline as a percentage of total revenue.

INTEREST INCOME AND EXPENSE

     Net interest expense was $69,000 for the quarter ended September 30, 2000, as compared to $1,975,000 for the quarter ended September 30, 1999. Net interest expense was $178,000 for the nine months ended September 30, 2000, as compared to $5,824,000 for the nine months ended September 30, 1999. Included in these totals was interest income of $19,000 and $13,000 for the quarter ended September 30, 2000 and 1999, respectively, and $46,000 and $88,000 for the nine months ended September 30, 2000 and 1999, respectively. Changes in interest income over these periods are directly attributable to fluctuations in the average level of cash and investment balances that the Company holds. The timing of share offerings, issuance of Senior Discount Notes, and the rate of spending on operations have impacted the average level of cash and investments.

     Interest expense was $87,000 and $1,988,000 for the quarters ended September 30, 2000 and 1999, respectively, and $224,000 and $5,912,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in interest expense over these periods is substantially due to the restructuring the Company underwent in November of 1999. The holders of the Senior Discount Notes exchanged $39.75 million principal notes and accrued interest of $8.3 million for Preferred Stock that is convertible into a 57% voting interest in the Company. Concurrent with this conversion, the holders of the Senior Discount Notes invested an additional $3 million of New Senior Discount Notes in the Company. The company also paid off its revolving line of credit with its former bank in the first quarter of 2000, did not complete it new bank arrangement until the second quarter of 2000 and did not begin to use its line of credit until the end of May 2000. The company also reduced its amount of equipment financing in 2000 as well as reducing the principal due on capital leases and other equipment related borrowings in the second quarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition has deteriorated since June of 2000. While cash and equivalents on a consolidated basis had increased to $5,778,000 at September 30, 2000 compared to $877,000 at December 31, 1999 and increased compared to $1,102,000 at September 30, 1999, $5,451,000 of cash and equivalents were owned by its minority owned subsidiary, WagerWorks. Effectively, the Company's cash position on a non-consolidated basis was $327,000 on September 30, 2000, a decrease of $550,000 from the $877,000 position on December 31, 1999. The decrease in cash in the current period for the Company, excluding the amount from it minority owned subsidiary, was due primarily from continued losses from operations, offset by additional borrowings on the Senior Discount Notes and the Company's continuing successful efforts to convert inventory into cash, offset by losses from ongoing operations.

     As of September 30, 2000 the Company had an accumulated deficit of $100,073,000 and a shareholder's deficiency of $13,586,000 and has had operating losses every year since its inception. The Company has been required to obtain additional financing each year to be able to fund its ongoing operations. In the fourth quarter of 1999 the Company completed a substantial restructuring of its capitalization whereby $39.75 million of Senior Discount Notes and approximately $8.3 million of accrued interest were converted into Preferred Stock, and the remaining terms of the Senior Discount Notes were modified to reduce the interest rate thereon and extend the payment terms. Concurrent with the restructuring, the Company borrowed $2 million under new Senior Discount Notes and established a facility whereby up to an additional $3 million of new Senior Discount Notes may be issued upon meeting certain financial and operational milestones. In the quarter ended June 30, 2000, the Company met one of the operational milestones identified and established as part if it's November 1999 restructuring plan. The company borrowed an additional $1 million of Senior Discount Notes, and an additional $2 million of new Senior Discount Notes may be issued in the future depending upon the Company's ability to meet certain other financial and operational milestones.

     Management continued to review financing and other strategic alternatives available to the Company such as additional equity or debt offerings in the Company or certain of its subsidiaries, joint ventures, alternative distribution channels, direct investment by third parties into several of the Company's strategic business opportunities and sale of all or part of the Company's assets to improve the Company's liquidity position. During the third quarter of fiscal year 2000, the Company identified three candidates to approach to propose joint ventures or strategic alliances regarding marketing and distributing its products. These discussions eventually lead to two of the candidates offering to purchase the Company through a merger. Through negotiations between the candidates and the Company's management, and approval from the board of directors, on October 16, 2000, the Company agreed in principle to be acquired via a plan of merger with International Game Technology, a Nevada corporation, ("IGT"). While a definitive agreement of merger has not yet been executed, the company executed a letter of intent as well as receiving a $2.5 million dollar advance from the acquiring corporation, IGT, and is focusing its resources and efforts in contemplation of completing this proposed merger as its operating plan.

     The Company's net cash used in operating activities was $4,947,000 and $2,668,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase in cash used in operating activities reflects a decrease in the amount of non-cash items such as depreciation and amortization. The Company was able to continue to reduce its investments in inventory and increase its level of payables, offset by an increase in its level of receivables, as it has improved its asset management and focussed on converting its existing assets into cash to improve its liquidity situation. For the nine month period ended September 30, 1999, the company experienced a significantly higher loss from operations, which was mainly offset by substantial non cash charges to that period for restructuring charges, accrued interest on a higher level of debt, and accretion of debt discount. These items were not a factor in the Company's current nine month period for 2000 due to the restructuring of the Company's balance sheet as a result of the old Senior Note restructuring that occurred in November of 1999.

     Net cash used in investing activities was $9,000 for the nine months ended September 30, 2000 compared to net cash used for investing activities of $304,000 for the nine months ended September 30, 1999. The change was primarily due to the sale of property and equipment and the sale and maturity of short-term investments as the Company's available cash balances decreased.

     Net cash provided by financing activities was $9,857,000 for the nine months ended September 30, 2000 compared to net cash used in financing activities of $4,325,000 for the nine months ended September 30, 1999. The increase is related primarily to the additional debt funding the Company obtained through exercising some of its Senior Discount Note funding it was entitled to through its restructuring agreement in November of 1999 and the sale of Series A Preferred Stock Financing (for the benefit of minority interest shareholders) it obtained for its subsidiary, Wager Works, Inc. in the current period. The period covering the nine months of 2000 also included the conversion of its old line of credit from one banking facility into another, as compared to the period ending September 30, 1999, which included a substantial net reduction in its line of credit.

     In March 2000, the Company entered into a secured revolving line of credit with a new bank based upon eligible accounts receivable. Under the terms of this borrowing arrangement, which will expire in May 2001 (and subject to automatic renewal provisions), the Company may borrow up to $2 million. Borrowings bear interest at the bank's prime rate (9.50% at June 30, 2000) plus 1.5%. The Company issued the bank warrants to acquire $35,000 worth of shares of Common Stock at a per share price not to exceed $.35 (35 cents) per share, which may be exercised over a five-year period. The exercise price of the warrants adjust to the fair market value of the underlying common stock, at the date of exercise, with a maximum cumulative exercise value of $35,000. In May 2000, the Company finalized its contract involving this revolving line of credit, and borrowed $750,000, which was the outstanding amount due as of September 30, 2000.

     In March 2000 the Company was served papers in connection with a patent infringement lawsuit filed against it and one other slot machine manufacturer by International Game Technology, Inc. (IGT). As disclosed in November 1999, IGT is alleging infringement of a patent issued to IGT in September 1999 entitled "Game Machine and Method Using Touch Screen". The Company is presently unable to determine the financial impact, if any, of this litigation. The costs of defending this lawsuit, if necessary, may be substantial and may require significant amounts of senior management time. Any adverse result from such litigation could materially and adversely affect the Company's liquidity and capital resources.

     In March 2000, a former distributor of the Company's products, filed suit against the Company in the United States District Court for the District of South Carolina. The distributor seeks repayment of $1 million, plus damages, in connection with machines previously shipped to the distributor in 1998. The Company is in the process of seeking arbitration as required by the Distribution Agreement, seeking to recover outstanding receivables from the distributor. The distributor filed in South Carolina an action to stay the arbitration portion of the agreement between the Company and the distributor and was granted such a stay. The company filed a motion on August 14th,2000 appealing the decision to the United States Court of Appeals for the Fourth Circuit. The Company is currently awaiting a decision from the Court of Appeals. The costs of responding to and/or defending this lawsuit may be substantial and may require significant amounts of senior management time. Any adverse result from such litigation could materially and adversely affect the Company's liquidity and capital resources. The Company has established a provision for the possible non-collection of this receivable on its books, and the balance sheet as of September 30, 2000 essentially valuing the account, net of the provision, at zero

     FACTORS AFFECTING FUTURE RESULTS

     MANAGEMENT OF CHANGING BUSINESS - The Company has spent part of the last year as well as all of the nine months of the year 2000, trying to shift its business strategy from one of high-volume manufacturing and placement of slot machines with a goal of capturing market share, to a strategy that emphasizes the quality and feature content of new game titles and takes advantage of revenue-sharing opportunities. The Company plans on offering product extensions and variations of successful existing games in 2000, however the emphasis will shift from volume-based to one of providing a unique, fully-integrated gaming experience. This transition represents a significant challenge for the Company and its management and employees, and places increased demand on its systems and controls. The Company's ability to manage this change will require the Company to continue to change, expand and improve its operational, management and financial systems and controls to manage any outsourcing or relocation of existing activities. Key to effecting this change in business is the ability of the Company to sell its existing inventory of ODYSSEY and QUEST products in a timely manner and to resolve outstanding collections issues with customers to provide sufficient working capital during this transition process. If the Company is not able to generate adequate funds from its working capital in a timely manner, the Company's business, operating results and financial condition will be materially and adversely affected.

     LIQUIDITY - The Company has funded its operations to date primarily through private and public offerings of its equity securities, the issuance of Senior Discount Notes, term and equipment loans and from bank borrowings. At September, 2000, the Company had an accumulated deficit of $100,073,000 and a deficiency of shareholders' equity of $13,586,000. The Company has repaid all amounts due under the former line of credit and has negotiated a new line of credit with a different financial institution on better terms. Management of the company began discussions with several qualified companies regarding strategic partnerships. Ultimately management agreed in principle to be acquired via a plan of merger with International Gaming Technology, a Nevada corporation, ("IGT"), which management believed to be in the best interests of the shareholders. While a definitive agreement of merger has not yet been executed, on October 16, 2000, the company executed a letter of intent from IGT expressing their interest in a cash for stock transaction and is focusing its resources and efforts in contemplation of completing this proposed merger as its operating plan. If the plans that management has undertaken to improve the Company's liquidity position are not successfully completed in a timely manner it is probable that insufficient funds will exist to satisfy the Company's operating requirements. The Company will be required to make adjustments to its operating activities to operate within the restrictions of its liquidity and this could have a material adverse affect upon the Company's business, operating results and financial condition. To the extent that the Company sells additional shares or issues any convertible debt securities, this could result in additional dilution to existing shareholders. There can be no assurance that the Company will be able to raise additional funds when and if needed.

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

     RETENTION OF PERSONNEL - The operations of the Company depend to a great extent on the management efforts of its officers and other key personnel, and on the ability to attract new key personnel and retain existing key personnel. The Company has experienced some turnover among its senior management during 1999 and the portion of the year through September 30, 2000. The Company also reduced its workforce by approximately 20% in December 1998 and by a further 40% in March 1999. These factors, combined with the Company's poor operating results and the significant decrease in the price of the Company's Common Stock may have an adverse affect on the Company's ability to retain and motivate its key employees. Competition is intense for highly skilled product development employees in particular. In addition, the Company's officers and key employees are not bound by non-competition agreements that extend beyond their employment at the Company, and there can be no assurance that employees will leave the Company or compete against the Company. The Company's failure to attract additional qualified employees or to retain its existing employees could have a material adverse affect on the Company's operating results and financial condition.

     CUSTOMER RETENTION - The Company's ability to sell product may be hampered due to the financial position of the Company which presents risks to customers that the Company may not be able to fulfill its obligations under license agreements or be available to provide warranty, repair or upgrade services on products that it has already sold. The Company experienced negative reaction from customers who held these views during 1999 and, to a lesser extent, through the first nine months of the year 2000. These customers have indicated that they may not purchase additional product from the Company. Completion of the

Company's debt restructuring in November 1999 mitigates these risks, however, the Company continues to experience some negative sentiments from its customers. Certain of the Company's competitors have significantly greater financial and marketing resources than the Company and may use their financial position relative to the Company's' to achieve a competitive advantage. To the extent that this results in the loss of any of the Company's strategic customers or results in a loss of sales opportunities, the Company's business, operating results and financial condition may be adversely affected.

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

     DEPENDENCE ON SINGLE-SOURCE SUPPLIERS - The Company currently obtains certain systems components from single-source suppliers. In particular the touchscreen and picture tube that comprise the video display are supplied by MircoTouch Systems, Inc. and Philips Display Components Company, respectively. The Company does not have long-term supply contracts with these suppliers but rather obtains these components on a purchase order basis. Although the design of these components is not unique or proprietary and the Company believes that it could identify alternative sources of supply, if necessary, there can be no assurance that the Company would be able to procure, substitute or produce such components without a significant interruption in its assembly process in the event that these single sources were unable to supply these components. Even where the Company has multiple sources of supply for a component, industry-wide component shortages, such as those that have occurred with various computer components, could significantly delay productivity, increase costs or both. The Company is also exploring exclusive outsourcing arrangements whereby a single third party contract manufacturer might assemble all or a significant portion of new products that the Company may plan to introduce. The failure or delay by any supplier to furnish the Company with the required components or products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has fixed rate long-term debt of approximately $11.5 million outstanding at September 30, 2000 and a hypothetical ten percent increase or decrease in interest rates would not have a material impact on the fair market value of this debt. The fair value of the Company's Senior Discount Notes may be lower than the recorded value, but the Company is unable to estimate the fair value at this time. The Company does not hedge any interest rate exposures.

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


Date: November 21, 2000